Form 10-K
period 2019-12-31
Galera Therapeutics, Inc.
filed 2020-03-10
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39114

Galera Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1454898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 W. Liberty Blvd #100 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 725-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 24,820,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report on Form 10-K to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

ii

iii

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Our lead product candidate, GC4419, is a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM. SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. The U.S. Food and Drug Administration, or FDA, has granted Breakthrough Therapy Designation to GC4419 for the reduction of SOM induced by radiotherapy, with or without systemic therapy. In October 2018, we began evaluating GC4419 in a Phase 3 registrational trial and we expect to report top-line data from this trial in the first half of 2021. We believe GC4419, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of GC4419 in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer. We are also developing a second dismutase mimetic product candidate, GC4711, to increase the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT.

GC4419, also known as avasopasem manganese, has successfully completed two clinical trials to reduce SOM in patients with HNC undergoing intensity-modulated radiation therapy, or IMRT, and also receiving cisplatin, a chemotherapy drug. SOM is commonly defined as Grade 3 or Grade 4 oral mucositis on the World Health Organization, or WHO, scale. We demonstrated proof-of-concept with GC4419 for this indication in a randomized, double-blinded, placebo-controlled 223-patient Phase 2b trial. In the trial, GC4419 met the primary endpoint by demonstrating a statistically significant reduction in duration of SOM in the 90 mg treatment arm as compared to placebo, consistent with the results of our Phase 1b/2a SOM trial. The median duration of SOM in this arm was 1.5 days, a 92% reduction compared to placebo. Key secondary endpoints evaluating the incidence and severity of SOM also demonstrated substantial dose-dependent reductions of 34% and 47%, respectively, in the 90 mg treatment arm, and GC4419 was well tolerated in this trial. Severity is defined as the reduction in incidence of Grade 4 oral mucositis on the WHO scale. In addition, in this trial, consistent with results from our other clinical trials and pre-clinical studies to date, the anti-cancer efficacy of radiotherapy was maintained through two years when combined with GC4419. Following consultation with the FDA, we initiated a single confirmatory, randomized, placebo-controlled Phase 3 registrational trial of a 90 mg dose of GC4419 in patients with locally advanced HNC receiving radiotherapy, which we refer to as the ROMAN Trial. The primary endpoint of the ROMAN Trial is the reduction in the incidence of SOM through the completion of radiotherapy.

Superoxide, a highly reactive molecule, is produced by every cell as a part of normal metabolism, and at higher levels in certain diseases. Left uncontrolled it is highly toxic, leading to cell damage or cell death. To prevent this, the body produces superoxide dismutase enzymes, or SODs, which convert superoxide to hydrogen peroxide. Hydrogen peroxide is much less toxic than superoxide to normal tissue. Radiotherapy induces a large burst of superoxide in the irradiated tissues, which can overwhelm these SODs, damaging normal cells. Such damage to the oral mucosa, located in the mouth, is referred to as oral mucositis, or OM, and is particularly common among patients with HNC receiving radiotherapy.

Radiotherapy-induced SOM can lead to devastating complications. A majority of patients will suffer severe pain which is often managed with the use of opioids. Patients with SOM are at risk of dehydration and malnutrition as a result of the inability to eat or drink, and often require nutrition through a feeding tube or intravenous line. SOM can also be dose-limiting, requiring a reduction or delay in subsequent radiotherapy, leading to poorer clinical outcomes. Approximately 11% of patients receiving radiotherapy for HNC experience unplanned breaks of a week or more in radiotherapy due to SOM, with each week of treatment delay decreasing tumor control by over 10%. Additionally, it is estimated that patients with HNC who developed OM when treated with radiotherapy incurred, on average, approximately $32,000 in additional medical expenses in the first six months from the start of radiotherapy compared to patients with HNC treated with radiotherapy who did not develop OM.

Each year in the United States, approximately 65,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan. We estimate that approximately 65% of patients diagnosed with HNC will be treated with radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, and our market research suggests the potential for significant, rapid uptake of GC4419 for SOM, if approved. In a survey we conducted of 150 U.S. radiation oncologists, respondents stated that they would recommend GC4419 to 69% of their patients with HNC receiving radiotherapy in combination with chemotherapy or targeted therapy. Furthermore, 96% of these physicians stated that they would try GC4419 within the first twelve months of it becoming available and 77% of physicians stated that they would adopt GC4419 within the first 12 months of it becoming available. We believe, if approved, GC4419 would be prescribed by physicians as standard-of-care treatment for patients with HNC receiving radiotherapy.

Based on observations from multiple studies, we estimate that approximately 70% of patients with HNC receiving radiotherapy will develop SOM and between 20% to 30% will develop Grade 4 OM. Despite this clear unmet need, no drug has been approved by the FDA for the treatment of SOM in patients with HNC. Current measures attempting to moderate SOM include basic oral care; anti-inflammatory agents; antimicrobials, coating agents, anesthetics and analgesics; laser and other light therapy, cryotherapy; and natural and other miscellaneous agents. The treatment guidelines developed by the Multinational Association of Supportive Care in Cancer and International Society of Oral Oncology, or MASCC / ISOO, demonstrate that there is a high unmet need for the treatment or prevention of OM in patients with HNC, and a lack of clear efficacy with existing treatment options.

We have expanded the evaluation of GC4419 into the reduction of radiotherapy-induced esophagitis, or mucositis of the esophagus, which often develops in patients receiving radiotherapy for lung, esophageal, breast or head and neck cancers or for lymphoma. Esophagitis is a frequent and radiotherapy-limiting side effect in these patients. Esophagitis can be life-threatening and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and it can require hospitalization. There are also no drugs approved by the FDA for the prevention or treatment of radiotherapy-induced esophagitis, with treatment options focused on minimizing the symptoms of the problem. These do not address the underlying cause of esophagitis. In January 2020, we announced the initiation of a Phase 2a trial for the reduction of the incidence of esophagitis in patients with lung cancer receiving IMRT.

Unlike existing treatment options that are largely palliative in nature, we believe GC4419 has the potential to address and mitigate the root cause of radiotherapy-induced mucositis, including OM and esophagitis. By removing superoxide, GC4419 is designed to reduce the damage radiotherapy causes to the patient’s normal tissue, and thereby reduce the incidence and severity of mucositis. In our on-going esophagitis trial, we are seeking to reduce the incidence of Grade 2 or worse esophagitis as assessed by the National Cancer Institute, or NCI, Common Terminology Criteria for Adverse Events scale.

In addition to developing GC4419 for the reduction of normal tissue toxicity from radiotherapy, we are developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy, or SBRT. SBRT typically involves a patient receiving one to five large doses of radiotherapy, in contrast to the 30 to 35 small daily doses typical of IMRT. Cancer cells have been observed to be more susceptible than normal cells to increased levels of hydrogen peroxide. In our pre-clinical studies, we have observed increased anti-cancer efficacy of higher daily doses of radiotherapy in combination with our dismutase mimetics. In a pre-clinical study, we demonstrated that this increase in anti-cancer efficacy was due to the conversion of superoxide to hydrogen peroxide by our dismutase mimetics. This increased efficacy could be particularly important in settings where the anti-cancer efficacy of radiotherapy alone is insufficient to achieve the desired outcome. Clinically, SBRT is increasingly used in patients with certain tumors, such as those seen in locally advanced pancreatic cancer, or LAPC, and non-small cell lung cancer, or NSCLC, that are less responsive to the small daily doses typical of IMRT. Even with the use of SBRT, the opportunity for improvement in treatment outcomes is substantial.

To explore this opportunity, we are currently conducting a pilot, randomized, placebo-controlled Phase 1b/2a trial of GC4419 in combination with SBRT in patients with LAPC. The primary objective of this trial is to determine the maximum tolerated daily dose of SBRT in conjunction with our dismutase mimetic, with secondary measures assessing, among others, progression-free survival and overall response rate compared to placebo. We believe this combination therapy may lead to improved patient survival rates, which we will also track in our clinical development. We expect to report top-line data from this trial in the second half of 2020.

We plan to leverage our observations from our GC4419 SBRT pilot Phase 1b/2a trial in LAPC to help develop a second dismutase mimetic candidate, GC4711, to increase the anti-cancer efficacy of SBRT. We have successfully completed a Phase 1 trial and are currently conducting a dose- and schedule-ranging Phase 1 trial of intravenous GC4711 in healthy volunteers, and plan to commence a Phase 1b/2a trial with GC4711 in combination with SBRT in patients with NSCLC in the second half of 2020. In addition to this GC4711 Phase 1b/2a trial in NSCLC, we plan to conduct future trials with GC4711 in combination with SBRT, including in LAPC if we are successful in our ongoing SBRT GC4419 pilot Phase 1b/2a trial in that indication. We are also currently evaluating several oral formulations of GC4711 in a Phase 1 trial in healthy volunteers, based on pre-clinical studies suggesting that GC4711 can be delivered orally.

We retain worldwide rights to our product candidate portfolio. Our product candidate portfolio is protected by issued patents with claims directed to composition of matter and method of use, which, when including patent term extensions, are projected to expire between 2027 and 2038 in the United States.

We intend to commercialize GC4419 and our other current product candidates, if approved, by building a specialized sales and marketing organization of approximately 40 sales representatives focusing on radiation oncologists in the United States. We believe that this targeted sales organization would allow us to reach the concentrated prescribing base of approximately 4,000 U.S. radiation oncologists, who we believe are among the physicians most likely to use GC4419 and our other product candidates. Outside the United States, we may seek to establish collaborations to maximize the commercial opportunities for GC4419 and our other product candidates.

Our management team has extensive drug development and commercialization experience ranging from discovery through market registrational and commercial launches.

Our Pipeline

The following table summarizes our product candidates:

(1)

We also plan to conduct a Phase 2a multi-center trial in Europe assessing the safety of 90 mg GC4419 in up to 70 patients with HNC undergoing standard-of-care radiotherapy. We plan to initiate this trial in the first half of 2020.

(2)	Phase 2a trial in patients with lung cancer building on GC4419 safety and tolerability findings in patients with HNC SOM studies.
(3)	Observations from Phase 1b/2a pilot trial of GC4419 in combination with SBRT in patients with LAPC will be used to help develop GC4711 to increase the anti-cancer efficacy of SBRT.

Our Strategy

Our mission is to transform cancer therapy by reducing normal tissue toxicity induced by radiotherapy and to improve the lives of patients with cancer. We are also seeking to increase the anti-cancer efficacy of radiotherapy with the use of our dismutase mimetics. Key elements of our strategy are as follows:

•

Complete development and obtain FDA approval of GC4419 for the reduction of radiotherapy-induced toxicities. GC4419 has received Breakthrough Therapy Designation from the FDA for the reduction of SOM induced by radiotherapy, with or without systemic therapy. We are currently evaluating GC4419 in a Phase 3 registrational trial to reduce the incidence of SOM in patients receiving radiotherapy for locally advanced HNC. We expect to report top-line data from this trial in the first half of 2021. We have also initiated a Phase 2a trial to assess GC4419 to reduce the incidence of esophagitis in patients receiving radiotherapy for lung cancer. Based upon the outcomes of our ongoing and planned trials, we may initiate additional clinical trials for GC4419 to reduce radiotherapy-induced toxicities in other cancer indications. We may also pursue a strategy for GC4419, if approved for reduction in the incidence of SOM, of presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of GC4419 to reduce esophagitis and/or other radiotherapy-induced toxicities as medically accepted indications in published drug compendia, notwithstanding that these indications may not be approved by the FDA.

•

Build a commercial infrastructure in the United States. We intend to commercialize GC4419, if approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically-oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 4,000 radiation oncologists in the United States. We also expect to leverage this sales organization to commercialize GC4711, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of GC4419 and our other product candidates.

•

Advance the development of GC4711 in combination with SBRT to increase the anti-cancer efficacy of radiotherapy. Based on extensive pre-clinical research results, we believe that GC4711 has the potential to increase the anti-cancer efficacy and safety profile of SBRT. We successfully completed a Phase 1 trial with GC4711 in healthy volunteers, and are conducting a dose- and schedule-ranging Phase 1 trial in healthy volunteers, and plan to initiate a Phase 1b/2a trial with GC4711 in combination with SBRT in patients with NSCLC in the second half of 2020. In addition, we expect to report top-line data from our ongoing pilot Phase 1b/2a trial of GC4419 in combination with SBRT in patients with LAPC in the second half of 2020. If this pilot study is successful, and based upon FDA feedback, we expect to also pursue further development of GC4711 in combination with SBRT in patients with LAPC.

•

Develop additional novel dismutase mimetics and formulations. We intend to leverage our expertise in superoxide dismutase mimetics to continue to develop novel compounds that are intended to reduce normal tissue toxicity from radiotherapy and increase the anti-cancer efficacy of radiotherapy. Additionally, we believe we can broaden the utility of GC4711 or these novel compounds by formulating them for oral delivery. We are currently evaluating multiple oral formulations of GC4711 in a Phase 1 trial in healthy volunteers. In addition, we intend to seek new applications for our dismutase mimetics, including other potential combinations in cancer therapy.

•

Seek strategic collaborative relationships. We intend to seek strategic collaborations to facilitate the capital-efficient development of our dismutase mimetics. We believe these collaborations could potentially provide significant funding to advance our dismutase mimetics candidate pipeline while allowing us to benefit from the development expertise of our collaborators.

Background on Superoxide and Superoxide Dismutase

Superoxide is similar to the molecular oxygen, O2, that is essential to breathing and life, except it carries one more electron. This extra electron, shown in the chemical formula O2•-, makes superoxide a reactive oxygen species that can react with a variety of biological molecules. Superoxide is produced constantly in every living cell by normal activities such as mitochondrial respiration, and if not removed rapidly, it causes damage to lipids, proteins, DNA and other critical biological molecules. As a result, it can harm or kill cells and has been implicated in a variety of biological disorders, including cancer. As protection, human cells produce SODs to eliminate superoxide by rapidly and selectively converting it to hydrogen peroxide at rates of 107 molecules per second or higher. Hydrogen peroxide is much less toxic than superoxide to normal cells, and is subsequently broken down by various enzymes, such as catalase (the natural disposal enzyme for hydrogen peroxide), to molecular oxygen and water. The SOD pathway is depicted below.

Radiotherapy induces bursts of superoxide in the irradiated tissues well in excess of normal amounts, which can overwhelm native SOD activity. It generates superoxide directly, by splitting water molecules immediately, and indirectly, by activating enzymes that produce large amounts of superoxide following radiation. In addition, once tissue damage has begun, inflammatory cells attracted to the irradiated region also produce superoxide prodigiously. The resulting high levels of superoxide can induce significant damage in normal cells, and, depending on which organs fall within the irradiated field, can drive a variety of normal tissue toxicities. A condition referred to as mucositis occurs when the cells lining the gastro-intestinal tract, known as the mucosa, are damaged or killed.

Scientific literature suggests that metabolic differences make cancer cells much less sensitive than normal cells to elevated superoxide; elevated superoxide levels may even be typical of some cancers. As a result, the removal of the excess superoxide generated by radiotherapy does not decrease the anti-cancer efficacy of radiotherapy. Meanwhile, scientific literature also suggests that cancer cells are much more sensitive than normal cells to elevated hydrogen peroxide, so the conversion of excess superoxide to hydrogen peroxide by SODs may contribute to the anti-cancer efficacy of radiotherapy.

Artificially increasing SOD levels, by gene overexpression or administering recombinant SOD enzyme, has been shown in third-party pre-clinical and clinical studies to reduce radiotherapy-induced normal tissue toxicities, including mucositis. The pre-clinical studies have also suggested that increasing SOD levels can increase the anti-cancer efficacy of radiotherapy. Current therapeutic applications of the SODs themselves, however, have been limited by their following characteristics:

•	large size and inability to enter cells and mitochondria, where superoxide is predominantly produced;
•	immunogenicity, particularly when derived from non-human sources;
•	short half-lives in circulation; and
•	inactivation or inhibition by various reactive oxygen species, including hydrogen peroxide.

Our Superoxide Dismutase Mimetics

We believe low molecular weight drugs that can mimic native SODs can overcome the limitations of using the native enzymes therapeutically. The challenge has been finding small molecule dismutase mimetics with similarly fast catalytic rates and high selectivity for superoxide that are also stable, safe and suitable for manufacturing. We are developing our dismutase mimetics to address this challenge.

Our class of dismutase mimetics are based on a common core structure, where a macrocyclic ring positions five nitrogen atoms to tightly hold a manganese atom in the ring’s center. These pentaaza macrocycles are manufactured with the manganese in the +2 oxidation state, or Mn+2. In solution, this Mn+2 reacts rapidly with the protonated form of superoxide, which has the chemical formula HO2• and is constantly in equilibrium with regular superoxide. In this reaction, Mn+2 gives up an electron and is oxidized to Mn+3, making hydrogen peroxide. Then, as quickly as superoxide can reach the Mn+3, it takes superoxide’s extra electron, reducing back to Mn+2, making molecular oxygen and bringing the dismutase mimetic full circle back to where it started.

Our Dismutase Mimetics Core Structure:

Pentaaza Macrocycles

We have designed, and are developing, our dismutase mimetics to have each of the following essential features:

•

Speed. Our dismutase mimetics catalyze the conversion of superoxide to hydrogen peroxide and molecular oxygen at a rapid rate of 2 × 10[7] molecules per second or more, comparable to native SODs. Their structures hold the manganese such that it can rapidly shift back and forth between Mn+2 and Mn+3, meaning that their catalytic rate, or the speed that they convert superoxide, is mostly dependent on how fast superoxide can get to the manganese.

•

Selectivity. Our dismutase mimetics are designed to interact only with superoxide. Central to this selectivity are three key attributes: (1) the Mn+2 will not react with reducing agents; (2) oxidizing Mn+2 requires a powerful oxidizing agent, so it will not react with nitric oxide and molecular oxygen; and (3) the Mn+2 oxidizes rapidly via a single-electron pathway, excluding many other biologically relevant reactive oxygen species, including peroxynitrite, hypochlorite and hydrogen peroxide, that operate as two-electron oxidizing agents.

•

Stability. Our dismutase mimetics hold on tightly to the manganese at the center of the macrocyclic ring, allowing them to maintain their functionality as dismutase mimetics while they remain in the body.

•	Safety. We have observed our dismutase mimetics to be well-tolerated in our pre-clinical studies and clinical trials in patients.
•	Synthesis. We have developed an efficient and cost-effective manufacturing process.

In radiotherapy, we believe our dismutase mimetics have the potential to reduce normal tissue toxicity by removing excessive superoxide. We have demonstrated this in pre-clinical models not only of mucositis, but also radiotherapy damage to the lungs, liver and other organs. Importantly, our dismutase mimetics do not interfere with the anti-cancer efficacy of radiotherapy, as demonstrated in pre-clinical tumor models and in our placebo-controlled Phase 2b trial.

There is also the potential to increase the anti-cancer efficacy of SBRT, where our dismutase mimetics generate high daily doses of hydrogen peroxide. Pre-clinically we have shown this effect in a variety of cancer types, including head and neck, pancreatic, lung and breast cancer and, when SBRT is combined with immune checkpoint inhibitor therapy. Given the combination of reduced normal tissue toxicity and increased anti-cancer efficacy of radiotherapy, we believe that our dismutase mimetics can transform radiotherapy.

We currently have two dismutase mimetic candidates in clinical development, GC4419 and GC4711. Leveraging our expertise, we plan to continue to develop novel compounds and believe we can broaden the utility of our technology by formulating one or more candidates for oral delivery.

Radiotherapy-Induced Toxicities in Patients with Cancer

Over 50% of patients with cancer will be treated with radiotherapy at some time in their treatment cycle. While radiotherapy has variable success depending on the cancer being treated, the toxicity or side effects associated with its use can limit its effectiveness. Radiotherapy causes acute and late toxicities that affect various organs and functions.

One of the most common radiotherapy-induced toxicities results in a condition referred to as mucositis which occurs when cells lining the gastro-intestinal tract, known as the mucosa, are damaged or killed. The oral mucosa is a common location for mucositis to occur, particularly for patients with HNC receiving radiotherapy. Another common location for mucositis to occur in patients receiving radiotherapy is the esophagus, referred to as esophagitis.

Oral Mucositis

OM occurs when radiotherapy induces the production of superoxide that attacks and breaks down the epithelial cells lining the mouth. The severity of OM is commonly measured using the WHO scale, which is also used by the FDA as a basis for product approvals. The scale consists of five Grades: Grade 0 through Grade 4. SOM is commonly defined as Grade 3 or Grade 4 OM.

Grade	WHO Scale Description
0	No OM
1	Erythema (redness) and soreness
2	Erythema and ulcers but patients can swallow solid food
3	Ulcers with extensive erythema and patients cannot swallow solid food
4	Oral alimentation (solid or liquid) is not possible

SOM can lead to devastating complications, including:

•

Pain. A majority of patients experience severe pain, often requiring opioids to manage the pain. A publication describing 191 patients being treated for HNC noted that of the 157 patients reporting the greatest amount of mouth and throat soreness, 70% were taking opioids to alleviate their pain.

•

Dehydration and malnutrition. Approximately 70% of patients with HNC receiving radiotherapy become unable to eat, drink, or both, often requiring nutrition through a gastrostomy tube or intravenous line.

•

Treatment interruption. SOM can be dose-limiting, requiring a reduction or delay in radiotherapy, leading to poorer clinical outcomes. Approximately 11% of patients experience unplanned breaks of a week or more in radiotherapy, with each week of treatment delay decreasing tumor control by over 10%.

•

Increased economic burden. Approximately 16% of patients receiving radiotherapy for HNC are hospitalized due to SOM. Based on a third-party analysis of medical insurance claims covering 40 million patient years, patients with HNC and treated with radiotherapy who developed OM incurred, on average, approximately $32,000 in additional medical expenses in the first six months from the start of radiotherapy compared to such patients who did not develop OM.

Each year in the United States, approximately 65,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan.

All of the patients with locally advanced HNC being treated with standard-of-care radiotherapy are at risk for developing SOM and, based on observations from multiple studies, we estimate that approximately 70% will develop SOM and between 20% to 30% will develop Grade 4 OM.

In a survey we conducted of 150 U.S. radiation oncologists, OM was identified as the most burdensome side effect caused by radiotherapy in patients being treated for HNC. OM was also characterized as the side effect most likely to cause treatment interruptions.

Current Treatment Landscape and Limitations

There are currently no FDA-approved drugs for the treatment of OM in patients with HNC. The 2014 MASCC / ISOO developed the leading clinical practice guidelines for management of OM. These guidelines, which are summarized below, indicate the inadequacy of clinical evidence to support the effectiveness of existing approaches for the management of OM in patients with HNC, and that these approaches have been largely palliative to date.

•

Basic oral care. The guidelines suggest the use of basic oral care protocols to prevent OM across all cancer modalities; however, the guidelines indicate the clinical evidence is weak in supporting the effectiveness of this approach.

•

Anti-inflammatory agents. The guidelines suggest the use of benzydamine mouthwash to prevent OM in patients with HNC, but only in patients receiving radiotherapy doses up to 50 gray without concomitant chemotherapy.

•	Antimicrobials, coating agents, anesthetics, and analgesics. The guidelines suggest the use of 0.2% morphine mouthwash to treat pain associated with OM in patients with HNC.
•

Laser and other light therapy. The guidelines suggest the use of low-level laser therapy to prevent OM in patients with HNC receiving radiotherapy, without concomitant chemotherapy. However, the guidelines indicate that the clinical evidence supporting the effectiveness of this approach is weak.

•

Cryotherapy. The guidelines suggest the use of 30 minutes of oral cryotherapy to prevent OM in patients receiving bolus 5-fluorouracil chemotherapy (which is not applicable to standard-of-care radiotherapy for HNC).

•	Natural and other miscellaneous agents. Due to inadequate clinical evidence, no guideline is possible for such agents.

These MASCC / ISOO guidelines demonstrate that there is a high unmet need for the treatment or prevention of OM in patients with HNC, driven by the lack of clear efficacy of the existing treatment options. No therapies are recommended for the treatment or prevention of OM in patients with HNC receiving more than 50 gray of radiotherapy. The gray, or Gy, is the International System of Units unit of absorbed radiation dose. This unmet need is further demonstrated by the findings from our survey of 150 U.S. radiation oncologists, where only 19% and 21% of physicians, respectively, stated that topical agents are effective in preventing or reducing the incidence of SOM and in treating or reducing the duration of SOM in patients with HNC. The respondents also stated that effectiveness in preventing or reducing the incidence of SOM was the most important product attribute. The FDA has also acknowledged this unmet need and the lack of effective therapies for the reduction of the duration, incidence and severity of SOM induced by radiotherapy by granting GC4419 Fast Track and Breakthrough Therapy Designation.

Our Solution: GC4419 for Radiotherapy-Induced Severe Oral Mucositis

GC4419, also known as avasopasem manganese, is a potent and highly selective small molecule dismutase mimetic we are developing for the reduction of SOM in patients with HNC. We believe GC4419, which to date is not approved for any indication, has the potential to address shortcomings associated with current approaches and become the standard of care treatment for SOM in patients with locally advanced HNC.

Potential Benefits of GC4419 for Severe Oral Mucositis

We believe that GC4419 has the potential to be the first FDA-approved drug and the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy, with the following benefits:

•

Mechanism of action designed to address the root cause of OM: Unlike existing treatment options that are largely symptomatic and reactive in nature, we believe GC4419 has the potential to address and mitigate the root cause of OM. GC4419 is designed to rapidly convert superoxide to hydrogen peroxide, reducing mucosal damage and thereby the incidence and severity of mucositis.

•

Compelling Randomized Phase 2b clinical data: Results from our Phase 2b trial demonstrate the potential benefits of GC4419 across all evaluated parameters of SOM. GC4419 has received Fast Track and Breakthrough Therapy Designation from the FDA.

•

Maintenance of anti-cancer efficacy of radiotherapy: Two year follow-up clinical data from our Phase 2b trial for GC4419 in patients with locally advanced HNC showed similar rates of tumor control and survival between GC4419 and placebo with no observed decrease in the anti-cancer efficacy of radiotherapy. We believe this is significant as maintenance of anti-cancer efficacy of radiotherapy is of key importance to physicians when considering new drugs to manage side effects of radiotherapy.

•	Higher patient adherence: The intravenous formulation of GC4419, administered in a clinical setting by a health care provider, promotes higher patient adherence, optimizing clinical outcomes.

Clinical Development of GC4419 for Severe Oral Mucositis

Below is a summary of our clinical development of GC4419 for the reduction of SOM in patients with locally advanced HNC.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 3 registrational trial for SOM in patients with locally advanced HNC receiving radiotherapy (ROMAN Trial) Commenced in October 2018	• Randomized, double-blinded, multi-center, placebo-controlled • Two arms: 90 mg and placebo • Approximately 365 patients

•     Primary objective: evaluate efficacy of GC4419 relative to placebo in reducing the incidence of SOM

•     Key secondary objectives: evaluate efficacy of GC4419 relative to placebo in reducing:

•     the severity of SOM

•     the number of days of SOM experienced by all patients

•     One-year tumor outcomes and two-year survival rates will be collected

• Enrollment expected to be completed in 2H 2020. • Top-line data expected in 1H 2021.
Phase 2a trial for SOM in patients with locally advanced HNC receiving radiotherapy Planned	• Multi-center in Europe • 90 mg GC4419 given before each of typically 35 radiotherapy fractions • Up to 70 patients	• Primary objective: assess safety of GC4419 in combination with IMRT and cisplatin • Key secondary objective: evaluate efficacy of GC4419 in reducing the incidence of SOM	• Trial expected to commence in 1H 2020.
Phase 2b trial for SOM in patients with locally advanced HNC receiving radiotherapy Completed	• Randomized, double-blinded, multi-center, placebo-controlled • Three arms: 30 mg, 90 mg and placebo • 223 patients

•     Primary objective: assess efficacy of GC4419 relative to placebo in reducing the duration of SOM

•     Key secondary objectives: assess efficacy of GC4419 relative to placebo in reducing:

•     the incidence of SOM

•     the severity of SOM

•     Two-year tumor outcomes

•     Primary endpoint met in 90 mg treatment arm:

•     duration reduced compared to placebo arm (p* = 0.024)

•median duration reduced 92%

•     Key secondary endpoints:

•     incidence and severity of SOM in the 90 mg treatment arm reduced 34% and 47%, respectively

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 1b/2a trial for SOM in patients with locally advanced HNC receiving radiotherapy Completed	• Open-label, multi-center dose escalation trial • Doses ranged from 15 mg to 112 mg • 46 patients

•     Primary objectives:

•     evaluate safety and tolerability of GC4419 in combination with IMRT and cisplatin

•     determine a maximum tolerated dose

•     Key secondary objectives: assess potential of GC4419 to reduce the incidence, severity and duration of SOM

•     One-year tumor outcomes

• GC4419 was well tolerated • Maximum tolerated dose was not reached • One-year tumor outcomes consistent with historical control studies

*	p-value represents the chance that the observed results occurred by chance alone. A p-value of less than 0.05 is considered statistically significant.

Ongoing ROMAN Trial (Phase 3)

In February 2018, GC4419 was granted Breakthrough Therapy Designation by the FDA for the reduction of SOM induced by radiotherapy, with or without systemic therapy. As part of our correspondence with the FDA, we received the following guidance:

•	One pivotal trial is required to support a New Drug Application, NDA, filing;
•	The Phase 2b trial will be considered supportive to the Phase 3 pivotal trial;
•	Reduction in the incidence of SOM through the radiotherapy treatment period should be the primary endpoint of the Phase 3 registrational trial; and
•	All available tumor outcome data at the time of the NDA submission, including survival data, should be included in the NDA submission.

In October 2018, we initiated a randomized, double-blinded, multicenter, placebo-controlled Phase 3 trial of GC4419 in patients with locally advanced HNC receiving radiotherapy, which we refer to as the Reduction in Oral Mucositis with Avasopasem Manganese Trial, or ROMAN Trial. We plan to enroll approximately 365 patients in a 3:2 randomization favoring the GC4419 90 mg treatment arm. Like our Phase 1b/2a and Phase 2b trials, the eligible population is patients with locally advanced, squamous cell HNC who are eligible for seven weeks of standard-of-care radiotherapy.

ROMAN Trial Design (n≈365 patients)

The primary endpoint of the ROMAN Trial is the reduction in the incidence of SOM through the radiotherapy period for patients being treated with 90 mg of GC4419 as compared to placebo received as a 60-minute intravenous infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients will be assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment.

Additional endpoints include, among others, reduction in the severity of SOM and reduction in the number of days of SOM experienced by all patients, as well as the effect of treatment on tumor outcomes measured by overall survival, or OS, progression-free survival, or PFS, locoregional control, or LRC, and distant metastasis-free, or DM-free, rates. For these purposes, we define the severity of SOM as the incidence of Grade 4 OM. Adverse events will be monitored during the trial period.

We expect to complete enrollment in the ROMAN Trial by the second half of 2020 and to report top-line data from this trial in the first half of 2021. If these results are positive, we plan to submit an NDA to the FDA.

Planned Phase 2a Trial in Patients with HNC in Europe

We plan to initiate a Phase 2a multi-center trial of GC4419 in Europe evaluating GC4419 in combination with IMRT and concurrent cisplatin in patients with locally advanced HNC. We expect to enroll up to 70 patients in this trial.

The primary objective of this trial will be to assess the safety of GC4419 in combination with IMRT and concurrent cisplatin. Secondary objectives are expected to include, among others, the reduction in the incidence of SOM through the radiotherapy period.

We expect to initiate this trial in the first half of 2020.

Phase 2b Trial in Patients with HNC

In December 2017, we announced positive topline data from a Phase 2b trial in 223 patients with locally advanced HNC being treated with IMRT and concurrent cisplatin at multiple sites in the United States and Canada. The trial was a randomized, double-blinded, placebo-controlled trial assessing the effects of GC4419 on the median duration, incidence and severity of SOM. Patients received 30 mg of GC4419, 90 mg of GC4419 or placebo as a 60-minute infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients were assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment. If SOM was present in a patient at the end of the course of his or her radiotherapy treatment, that patient continued to be evaluated weekly for up to eight additional weeks.

Phase 2b Trial Design (n=223)

The primary endpoints of the trial were reduction in the duration of SOM in the 90 mg and 30 mg treatment arms. Duration was defined as the number of days from when a patient was first assessed with SOM until the first day that patient was assessed with Grade 2 or less OM, with no subsequent occurrences of SOM.

In this trial, the 90 mg treatment arm of GC4419 demonstrated a statistically significant reduction in compared to placebo on the primary endpoint (p=0.024). The median duration of SOM in this arm was 1.5 days, a 92% reduction compared to placebo.

Secondary endpoints included reduction in the incidence and severity of SOM in each of the 90 mg and 30 mg treatment arms. For these purposes, we define the severity of SOM as the incidence of Grade 4 OM. The incidence of SOM in the 90 mg treatment arm was reduced by 36% through 60 Gy and 34% through the full course of radiotherapy treatment compared to placebo and the severity of SOM in the 90 mg treatment arm was reduced by 47% through the full course of radiotherapy treatment compared to placebo.

In the 30 mg treatment arm, intermediate reductions compared to placebo were observed in median duration of SOM (58%), incidence of SOM through 60 Gy (31%) and through the full course of radiotherapy treatment (8%), and in severity of SOM (30%) through the full course of radiotherapy treatment.

In the trial, we also observed an apparent delay in the onset of SOM in the 90 mg treatment arm compared to placebo, reduced usage of opioids in both the 30 mg and 90 mg treatment arms compared to placebo, and reduced placement and use of gastrostomy tubes in the 90 mg treatment arm compared to placebo.

The following chart depicts the course of SOM in each patient in the 90 mg treatment arm or the placebo arm who experienced at least one episode of SOM during the course of his or her treatment and follow-up. Each bar represents a single patient and illustrates the length of time between that patient’s first evaluated instance of SOM and his or her last evaluated instance of SOM, along with the severity of his or her SOM during that interval.

This chart demonstrates that (1) fewer patients in the 90 mg treatment arm developed SOM than in the placebo arm, (2) fewer patients in the 90 mg treatment arm developed Grade 4 OM than in the placebo arm, and (3) on average, SOM did not last as long for patients in the 90 mg treatment arm. This is consistent with the observed reductions in the individual numerical endpoints of median duration, incidence and severity.

We followed patients from this trial for tumor outcomes out to two years following radiotherapy. In the two-year assessment of tumor outcomes, we observed similar outcomes among the three arms in OS, PFS, LRC and DM-free rates.

Tumor Outcomes Maintained through 2 Years

No difference was observed in the severity of adverse events among the three arms in the trial and the most frequent adverse events were similar among the three arms.

Safety Profile of Both GC4419 Doses was Comparable to

Standard-of-Care Chemoradiotherapy (Placebo)

The percentage of patients with the most common adverse events in the Phase 2b trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

Phase 1b/2a Trial in Patients with HNC

In August 2016, we completed a Phase 1b/2a, open-label, multi-center, dose escalation trial of the safety, tolerability, pharmacodynamic and pharmacokinetic properties of GC4419 in combination with radiotherapy and concurrent cisplatin in 46 patients with locally advanced HNC. The objectives of this trial were to evaluate the safety and tolerability of GC4419 and to assess the potential of GC4419 to reduce the duration, incidence and severity of SOM.

In this trial, patients were assigned to treatment duration groups based upon the dose and duration of dosing of GC4419 received and we observed that the incidence, duration, and severity of SOM through six weeks of radiotherapy (with patients receiving a cumulative radiotherapy dose of 60 Gy) decreased for patients who received six to seven weeks of GC4419. In the group receiving six to seven weeks of GC4419, 29% of patients experienced SOM, with a median duration of 2.5 days, and no patients experienced Grade 4 OM. GC4419 was well tolerated and a maximum tolerated dose was not reached.

Patients in the trial were followed for tumor outcomes at one year post-radiotherapy. The observed LRC, DM-free, PFS, and OS rates in 44 patients evaluable for tumor outcome at one year were 93%, 93%, 84% and 93%, respectively. We believe these outcomes are similar to the outcomes observed in historical control studies, suggesting that GC4419 does not decrease the anti-cancer efficacy of radiotherapy.

Radiotherapy-Induced Esophagitis

Radiotherapy-induced esophagitis is a common and debilitating adverse effect that develops in patients receiving radiotherapy, most commonly for lung, esophageal, breast or head and neck cancers or for lymphoma. Radiotherapy-induced esophagitis is inflammation, edema, erythema, and erosion of the mucosal surface of the esophagus caused by radiotherapy. Esophagitis can be life-threatening and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and may require hospitalization. The severity of esophagitis is graded using the Common Terminology Criteria for Adverse Events, which is a five-point grading scale:

Grade	Description
1	Patients are asymptomatic with only clinical observations
2	Patients are symptomatic with altered eating or swallowing, with oral supplements indicated
3	Patients exhibit severely altered eating or swallowing requiring tube feeding, total parenteral nutrition or hospitalization
4	Patient requires urgent operative intervention; condition is life-threatening
5	Results in death

Radiotherapy-induced esophagitis potentially represents a larger market opportunity than OM. In lung cancer (our first target market for esophagitis), there are approximately 230,000 new patients annually in the United States, of which approximately 50,000 are treated with radiotherapy. The overall frequency of Grade 2 or higher esophagitis in patients receiving radiotherapy for the treatment of lung cancer is approximately 50%. The results of our survey of 150 U.S. radiation oncologists suggested that they view OM data as being representative of potential efficacy in esophagitis, which we believe supports the feasibility of exploring the use of GC4419 for the reduction of esophagitis.

Current Treatment Landscape and its Limitations

There are currently no FDA-approved drugs and no established guidelines for the treatment of radiotherapy-induced esophagitis. Treatment options are not only ineffective but also largely symptomatic in nature, with medications being administered in conjunction with a focus on adequate hydration and nutrition. These approaches, which include various analgesics such as topical lidocaine and opioids, and tube or intravenous feeding, do not treat the underlying cause of radiotherapy-induced esophagitis.

Our Solution: GC4419 for Radiotherapy-Induced Esophagitis

Unlike existing treatment options that are largely palliative in nature, we believe GC4419 has the potential to address and mitigate the root cause of radiotherapy-induced esophagitis. By removing superoxide, GC4419 is designed to reduce the damage radiotherapy ordinarily causes to the patient’s esophageal mucosa, and thereby reduce the incidence of radiotherapy-induced esophagitis. We believe GC4419 has the potential to become the standard of care for the reduction in the incidence of radiotherapy-induced esophagitis in patients with lung cancer.

Clinical Development of GC4419 for Esophagitis

Below is a summary of our clinical development of GC4419 for the treatment of esophagitis.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 2a trial for esophagitis in patients with lung cancer receiving IMRT Ongoing	• 90 mg GC4419 given before each of typically 30 radiotherapy fractions • Approximately 60 patients	• Primary objective: assess efficacy of GC4419 in reducing the incidence of Grade 2 or higher esophagitis	• Announced first patient dosed in January 2020.

Ongoing Phase 2a Trial in Patients with Lung Cancer

In January 2020, we announced the initiation of a Phase 2a trial of GC4419 in combination with radiotherapy with concurrent chemotherapy in approximately 60 patients with lung cancer.

The primary endpoint of the trial will be to assess the efficacy of GC4419 in reducing the incidence of Grade 2 or higher esophagitis in these patients.

Increasing Anti-Cancer Efficacy of Radiotherapy

As cancer cells are much more sensitive than normal cells to elevated hydrogen peroxide, we believe the conversion of excess superoxide to hydrogen peroxide by our dismutase mimetics has the potential to increase the anti-cancer efficacy of radiotherapy. We are evaluating our dismutase mimetics to determine their ability to increase the anti-cancer efficacy of high daily doses of radiotherapy, which we have demonstrated in our pre-clinical studies. This increased efficacy could be particularly important in settings where the current anti-cancer efficacy of radiotherapy alone is insufficient to achieve the desired outcome.

Locally Advanced Pancreatic Cancer Overview

Pancreatic cancer is a disease in which solid tumors form in the tissues of the pancreas. It is a particularly aggressive form of cancer and represents the third-leading cause of cancer deaths in the United States with approximately 57,000 new diagnoses and 46,000 deaths estimated in 2019. In the five largest European markets and Japan, there were approximately 109,000 new pancreatic cancer diagnoses in 2018. Approximately 30% of newly-diagnosed patients have non-metastatic disease that is unresectable due to the location of the primary tumor or its relationship to the surrounding vasculature. The first line of treatment for patients with unresectable tumors is chemotherapy. For those patients whose tumors remain unresectable following chemotherapy, SBRT is an emerging treatment option. Even with SBRT as an option, patients with pancreatic cancer often have a poor prognosis, with a five-year survival rate of only approximately 5%. As a result, there remains a large unmet need to increase the effectiveness of disease management and ultimately improve outcomes for patients.

Non-Small Cell Lung Cancer Overview

According to the NCI lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that in 2018 there were approximately 234,000 new cases of lung cancer (both NSCLC and small cell lung cancer) in the United States and approximately 154,000 deaths. Patients with NSCLC are typically treated with some combination of surgery, radiotherapy, chemotherapy and immunotherapy, depending on the severity of their disease, and SBRT is an established radiotherapy treatment for some forms of NSCLC. Even with all these current treatment options, the 5-year relative survival rate from 2008 to 2014 for patients with lung cancer was 18.6%. As such, improving the effectiveness of lung cancer treatment and improving patient outcomes represents a significant unmet need.

Our Solution: GC4711 for Increasing Anti-Cancer Efficacy in Patients Receiving SBRT

GC4711 is our second dismutase mimetic product candidate. We are specifically targeting GC4711, an analog of GC4419, with the goal of increasing the anti-cancer efficacy of SBRT. It is currently in Phase 1 development both as a lyophilized product for intravenous administration given over 15 minutes and as an oral capsule. Based on our extensive pre-clinical data, we believe GC4711 has the potential to increase the anti-cancer efficacy of radiotherapy, and that it may also protect normal tissue during SBRT. By adding GC4711 to an SBRT regimen, we believe that our dismutase mimetics’ conversion of superoxide to hydrogen peroxide may increase the anti-cancer efficacy of radiotherapy at current doses.

Phase 1 Trials

In December 2017, we completed a Phase 1 single-dose trial of intravenously-administered GC4711 in Australia. The objectives of the trial were to assess the safety and tolerability of GC4711 and to characterize the pharmacokinetic profile of GC4711 in healthy volunteers. In the first stage of this trial, a sentinel cohort of four healthy volunteers received a single 30 mg intravenous dose of GC4711 over one hour, followed by a clinical safety review in which GC4711 was observed to be well tolerated with no serious adverse events. In the second stage of the trial, 32 healthy volunteers received a single 50 mg intravenous dose of GC4711 over one hour.

In this trial, GC4711 was observed to be well tolerated, with the most frequently reported adverse events being mild to moderate headache and infusion site pain. There were no Grade 3, 4, or 5 adverse events, and no adverse events led to withdrawal from the study.

We are currently assessing GC4711 in a second Australian Phase 1 study of the dose and schedule of GC4711 administered by 15-minute intravenous infusions to healthy volunteers. We plan to use the results of these studies to support an Investigative New Drug Application, or IND, filing for intravenous GC4711 delivered via 15-minute infusion.

Pre-Clinical Results

We have observed in multiple xenograft and syngeneic tumor mouse models a strong correlation between the daily dose of radiation and the increase in anti-cancer efficacy with our dismutase mimetics. Notably, we observed that many of the mice at the highest daily dose of radiotherapy with a dismutase mimetic became tumor-free. The results of one such study, in which mice bearing NSCLC xenograft tumors received 24 mg/kg of GC4419 daily for five days concurrent with one of four different radiotherapy dosage regimens, are depicted below. For example, 5 Gy x 5 RT indicates that the mice received five daily doses of five Gy each. These radiotherapy regimens were selected because, without the addition of our dismutase mimetic, each should produce an equivalent reduction in tumor growth. The data reflects that expected result, but the increase in anti-cancer efficacy with addition of the dismutase mimetic increases significantly at the higher daily doses of radiotherapy.

H1299 Human NSCLC Tumors in Mice

5 Gy x 5 RT	7 Gy x 3 RT	10 Gy x2 RT	18 Gy x 1 RT

In another pre-clinical study, mice bearing pancreatic cancer xenograft tumors treated with a single 12 Gy dose demonstrated a meaningful decrease in tumor volume when GC4419 was added, as depicted below. We believe that this result shows that our dismutase mimetics have the potential to synergize with SBRT to rapidly convert superoxide to hydrogen peroxide and exploit cancer cells’ increased sensitivity to hydrogen peroxide to promote cancer cell death.

Additional pre-clinical studies have provided further evidence supporting our dismutase mimetics’ biological mechanism in combination with radiotherapy in solid tumors. To test the hypothesis that our dismutase mimetics’ conversion of superoxide to hydrogen peroxide increases the anti-cancer efficacy of radiotherapy, we genetically engineered NSCLC tumors to overexpress catalase enzyme when triggered. This overexpression of catalase, a native enzyme that rapidly removes hydrogen peroxide, blocked the dismutase mimetic’s synergy with radiotherapy in an experiment similar to the ones described above.

We believe the results of our studies represent significant potential in the treatment of cancer, particularly as recent advances in radiotherapy, such as SBRT, are capable of administering targeted, high daily doses of radiotherapy to solid tumors. SBRT utilizes several beams of various intensities aimed at different angles to precisely target the tumor, with the goal of delivering the highest possible dose of radiotherapy to kill cancer cells while minimizing exposure to normal cells. For example, SBRT is an established radiotherapy treatment for NSCLC, used increasingly for small, peripheral lung tumors. Data to date suggest that SBRT could also increase the anti-cancer efficacy and safety of radiotherapy for many other patients with NSCLC, LAPC and other cancers. SBRT application for large or centrally located NSCLC tumors, however, faces unique challenges, as lung and other toxicities limit the amount of radiotherapy patients can tolerate. As such, the most suitable patients for this procedure currently are those with smaller, well-defined tumors who are ineligible for or cannot tolerate surgery.

The increase in anti-cancer efficacy of SBRT with our dismutase mimetics has been shown in a variety of models of lung, pancreatic, head and neck, breast and other cancers. In addition, because low oxygen levels typically found deep in larger tumors can interfere with the anti-cancer efficacy of radiotherapy, it is important that our dismutase mimetics appear to also increase anti-cancer efficacy in hypoxic tumor models. Further, they may also reduce the normal tissue toxicities that restrict the patients now eligible for SBRT. Because of this we believe that the combination of GC4711 and SBRT has the potential to further increase the anti-cancer efficacy of and to broaden the group of patients who can benefit from SBRT.

The clinical research community is also exploring the possibility of increasing the anti-cancer efficacy of SBRT by combining it with checkpoint inhibitor immunotherapy, merging the targeted efficacy of radiotherapy with the demonstrated durability of checkpoint therapy. In pre-clinical models combining our dismutase mimetics with SBRT and anti-PD-1, anti-PD-L1 or anti-CTLA4 checkpoint therapy, this triple combination was more effective than combinations of SBRT combined with checkpoint therapy or SBRT combined with dismutase mimetic. The triple combination increased control of the irradiated primary tumors and also appeared to reduce the metastatic spread of the cancer and even controlled pre-existing tumors outside the radiation field. Based upon these data, we believe there is an opportunity to assess the combination of SBRT, checkpoint therapy and GC4711 as a novel approach to treating various cancers.

Clinical Development for Increasing Anti-Cancer Efficacy

Below is a summary of our clinical development of our dismutase mimetics for increasing the anti-cancer efficacy of radiotherapy.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 1b/2a pilot trial of GC4419 in patients with LAPC Commenced in February 2018 Future trials in this indication planned to be conducted with GC4711

•     Adaptive dose escalation trial

•     Three dose levels of SBRT being evaluated with each patient receiving five doses of SBRT

•     SBRT daily dose levels range from 10 Gy/dose to 12 Gy/dose

•     Two arms: 90 mg and placebo

•     Up to 48 patients

•     Primary objective: determine the maximum tolerated dose of SBRT when combined with GC4419 relative to placebo

•     Key secondary objectives: assess progression-free survival and overall response rate (at 90 days) with 90 mg GC4419 relative to placebo

• Top-line data expected in 2H 2020.
Phase 1b/2a trial of GC4711 in patients with NSCLC Planned

•     Open-label safety run-in of SBRT and GC4711 in approximately 15 patients

•     Followed by double-blind trial of SBRT, checkpoint inhibitor and GC4711

•     Two arms: active and placebo

•     Approximately 60 patients

		• Primary objective: safety and improvements in measures of pneumonitis • Key secondary objectives: objective response rate, progression-free survival and overall survival	• Trial enrollment expected to commence in 2H 2020.

Phase 1b/2a Trial of GC4419 in Patients with LAPC

In February 2018, we initiated an adaptive dose escalation Phase 1b/2a pilot trial of GC4419 in combination with SBRT in patients with LAPC. We expect to enroll up to 48 patients in the trial. Three dose levels of SBRT are being evaluated and each patient is expected to receive a total of five doses of SBRT at daily dose levels ranging from 10 Gy/dose to 12 Gy/dose.

The primary endpoint of the trial is to determine the maximum tolerated dose of SBRT when combined with 90 mg of GC4419 or placebo.

Secondary endpoints in the trial include, among others, progression-free survival and overall response rate (at 90 days) in each of the arms.

As of August 31, 2019, 19 patients had been enrolled in this trial at a single center. We reviewed preliminary, unaudited data from these 19 patients and observed numerical differences in progression-free survival, in local tumor response rate and in overall response rate in favor of the GC4419 arm, when compared to placebo. The foregoing preliminary data are subject to change as more data on these patients and additional patients become available and are subject to audit and verification procedures that could result in material changes in the final data.

This trial is now multi-center as additional cancer centers have been activated. We do not plan to review the results of any additional patients that are enrolled in the trial until enrollment has been completed. We expect to report top-line data from this trial in the second half of 2020.

Phase 1b/2a Trial of GC4711 in Patients with NSCLC

We plan to initiate a Phase 1b/2a trial of GC4711 in combination with radiotherapy and checkpoint inhibitor therapy in approximately 75 patients with NSCLC. Approximately 15 patients will be a part of the open-label safety run-in and then approximately 30 patients will be randomized into each of the placebo and active treatment arms. The primary objective of the trial will be to assess safety and improvements in measures of pneumonitis. Key secondary objectives will include objective response rate, progression-free survival and overall survival. This study is expected to be partially funded by NCI. We expect to begin enrollment in the trial in the second half of 2020.

Oral Formulation of GC4711

Pre-clinical studies conducted by us suggest that GC4711 can also be delivered orally. We are currently evaluating candidate capsule formulations of GC4711 in a Phase 1 trial in healthy volunteers in Australia.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-grade, or cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP requirements and we maintain our GC4419 product candidate in refrigerated conditions prior to intravenous infusion. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We believe that we have or will have sufficient quantities of drug substance and drug product to supply our current Phase 3 and Phase 2a trials of GC4419 for the reduction of SOM and radiotherapy-induced esophagitis, respectively. We are in the process of implementing a redundant supply chain for GC4419 drug substance and drug product, with long-term agreements in place, to provide the drug substance and drug product prior to submission of an NDA.

We also may elect to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future. We believe that our standardized manufacturing process can be transferred to a number of other CMOs for the production of clinical and commercial supplies of our product candidates in the ordinary course of business.

Commercialization

Our aim is to become a fully integrated biopharmaceutical company. At our current stage, we have not yet established a commercial organization or distribution capabilities. We intend to commercialize GC4419, if successfully developed and approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 4,000 radiation oncologists in the United States, who treat patients using an even smaller number of radiation machines. There are approximately 2,500 radiotherapy treatment sites in the United States. Based on CMS data, we estimate that approximately 60% of radiotherapy treatments are performed at approximately 500 sites. Because of the limited number of physicians concentrated around a smaller number of radiation machines, we believe we can effectively commercialize GC4419, if approved, in the United States with a small, focused commercial organization. We also expect to leverage this sales organization to commercialize GC4711, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of GC4419 and our other product candidates.

Competition

The biotechnology and pharmaceutical industries put significant emphasis and resources into the development of novel and proprietary therapies for cancer treatment. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing treatment options and new therapies that may become available in the future.

Many of our potential competitors may have significantly greater financial resources, a more established presence in the market, and more expertise in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These potential competitors may also compete with us in recruiting and retaining top qualified scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of GC4419, GC4711 and any of our other product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are currently no FDA-approved drugs for the treatment of OM in patients with HNC and no FDA-approved drugs or established guidelines for the treatment of radiotherapy-induced esophagitis.

A number of large pharmaceutical and biotechnology companies that currently market and sell drugs or biologics are pursuing the development of therapies in the fields in which we are interested. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, less expensive, more convenient or easier to administer, or have fewer or less severe side effects, than any products that we may develop. Because our product candidates are designed to reduce the side effects, or to increase the anti-cancer efficacy, of radiotherapy, our commercial opportunities could also be reduced or eliminated if radiotherapy methods are improved in a way that reduces the incidence of such side effects or increases anti-cancer efficacy, or if new therapies are developed which effectively treat cancer without causing such side effects. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for GC4419, GC4711 and any of our other product candidates, manufacturing methods and processes, novel discoveries, and other know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our product candidates and other proprietary technologies, inventions and improvements, including claims related to composition of matter and methods of use, that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications

As of December 31, 2019, our owned and currently pending and/or in-force patent portfolio consisted of approximately 17 issued U.S. patents, 9 pending U.S. patent applications, 74 issued foreign patents including 7 issued European patents that have been validated in many European countries, and 80 pending foreign applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In some instances, such a patent term adjustment may result in the term of a United States patent extending beyond 20 years from the earliest filing date of a non-provisional patent application. In the United States, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. This permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to a maximum of five years beyond the expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act. The length of the patent term extension is related to the length of time the drug is under regulatory review; however, it cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors.

The two most advanced product candidates in our portfolio, GC4419 and GC4711, are protected by issued patents with claims directed to composition of matter and method of use. GC4419 is covered by a composition of matter patent in the United States that has a natural expiration date in 2022. However, we believe the GC4419 composition of matter patent may be eligible for a patent term extension under the Hatch-Waxman Act of no more than four and a half years which, if granted, could result in an expiration date in 2027. GC4711 is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. However, we believe the GC4711 composition of matter patent may be eligible for a patent term extension of at least about two years which, if granted, could result in an expiration date in 2038. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and if we are successful in obtaining a patent term extension of approximately two and a half years which we believe should be available, could result in an expiration date in early 2030. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of GC4419, including that being tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032, and if we are successful in obtaining a patent term extension which we believe should be available, could result in an expiration date in 2034. When including only current issued patents and related patent term extensions, our product candidate patent portfolio is projected to expire between 2027 and 2038 in the United States. Additional pending or future patent applications may supplement or extend this patent portfolio.

However, there can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents. The applicable authorities, including the FDA in the United States, may not agree with our assessment of whether such patent term extensions should be granted, and if granted, they may grant more limited extensions than we request.

We also have pending patent families in the United States that cover certain combinations of our product candidates with several oncology products and therapies that may provide protection for the use of our product candidates in connection with those oncology products and therapies, which, if granted, are projected to expire between 2037 and 2039.

Trademarks and Trade Secrets

As of December 31, 2019, our trademark portfolio contained two U.S. trademark registrations, for GALERA and GALERA THERAPEUTICS.

Furthermore, we rely upon trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Royalty Agreement with Clarus

In November 2018, we entered into an Amended and Restated Purchase and Sale Agreement, or the Royalty Agreement, by and among us, Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or, collectively, Clarus. Pursuant to the Royalty Agreement, Clarus agreed to pay us, in the aggregate, up to $80 million, or the Royalty Purchase Price, in four tranches of $20 million each upon the achievement of specified clinical milestones in our ROMAN Trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for GC4419, GC4711 and any pharmaceutical product comprising or containing GC4419 or GC4711, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We achieved the first milestone under the Royalty Agreement and received the first tranche of the Royalty Purchase Price in November 2018, received the second tranche of the Royalty Purchase Price in April 2019 in connection with the achievement of the second milestone under the Royalty Agreement in March 2019, and received the third tranche of the Royalty Purchase Price in February 2020 in connection with the achievement of the third milestone under the Royalty Agreement in January 2020.

In connection with the payment of each tranche of the Royalty Purchase Price, we have agreed to sell, convey, transfer and assign to Clarus all of our right, title and interest in a mid-single digit percentage of (i) the gross amount from the worldwide sale of the Products less certain items, including refunds, allowances, credits for recalls, customary discounts for purchase chargebacks, taxes in connection with transportation and/or delivery of Products, income-based taxes, customary distributor fees and commissions and customary distribution and transportation charges, and (ii) all recoveries, consideration, compensation, payments, collections, settlements and other amounts (including damages, awards, interest and penalties) of any kind or nature actually received by us or our affiliates, licensees and sublicensees in substitution or compensation for, or otherwise in lieu of, any net sales of the Products arising out of or resulting from any proceeding brought, or assertion made, by us against any third party relating to or arising out of any infringement, misuse or misappropriation by such third party of our intellectual property rights in the Products, less all out-of-pocket costs and expenses incurred by us or our affiliates, licensees and sublicensees in connection with such enforcement action, or, collectively, the Product Payments, during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of our patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such product from entering the market in such country.

If Clarus fails to fund the full amount of any remaining tranche of the Royalty Purchase Price within two business days of the conditions to the payment of such tranche having been satisfied, we may terminate our obligation to accept such tranche and any additional remaining tranches. In such event, Clarus’s aggregate right, title and interest in the Product Payments shall be reduced to a low single-digit percentage.

Under the Royalty Agreement, if we commercialize our product candidates, we must establish a trained sales force sufficiently in advance of the anticipated commercial launch of our products. Along with other conditions, we may not grant any exclusive right or license under our patents and know-how related to our product candidates to any third party without the prior written consent of Clarus. In addition, we may not enter into any out-license that would expressly allow a third party to use our intellectual property to develop or commercialize a product that is competitive with the Products.

The Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments remitted to or otherwise received by Clarus exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price paid to and accepted by us in accordance with the terms of the Royalty Agreement, unless earlier terminated pursuant to the mutual written agreement of us and Clarus.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of pre-clinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
•	approval by an independent IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to commercial marketing or sale of the drug in the United States; and
•	Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, or to conduct a post-approval study.

Pre-Clinical Studies

Pre-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the pre-clinical studies, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some pre-clinical studies may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical trials or pre-clinical studies in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

FDA Expedited Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Violations of such laws, or any other governmental regulations that apply, may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting and oversight obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. With respect to off-label uses, third-party payors may provide coverage and reimbursement under certain circumstances. By way of example, Medicare covers off-label uses of FDA-approved drugs if the use is supported as a medically accepted indication by certain compendia and is not otherwise listed as unsupported, not indicated, not recommended, or equivalent terms, in any such compendia. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, expands of eligibility criteria for Medicaid programs, creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and establishes of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials and approval of foreign countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

In the European Economic Area, or EEA, which is comprised of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•

Community MAs—These are issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and are valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU.

•

National MAs—These are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, and are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States, i.e., in the Reference Member State and the Member States Concerned.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, if any of our products receive marketing approval in the EEA, we expect they will benefit from eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the European Union of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the European Union of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. In Japan, our products may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.

When conducting clinical trials in the European Union, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. According to the current plans of the EMA, the Clinical Trials Regulation is expected to become applicable in 2019.

Employees

As of December 31, 2019, we had 32 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2012. Our offices are located at 2 W. Liberty Blvd, Suite 100, Malvern, Pennsylvania 19355. Our common stock is listed on the Nasdaq Global Market under the symbol “GRTX.”

Available Information

Our internet website address is www.galeratx.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the years ended December 31, 2019 and 2018 were $51.9 million and $23.7 million, respectively. As of December 31, 2019, we had an accumulated deficit of $161.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•

continue our research and pre-clinical and clinical development of our product candidates, including our ongoing Phase 3 registrational trial for our lead product candidate, GC4419, a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM, in patients with locally advanced head and neck cancer, or HNC, receiving radiotherapy, our ongoing Phase 1b/2a pilot trial of GC4419 in patients with locally advanced pancreatic cancer, or LAPC, receiving stereotactic body radiation therapy, or SBRT, our ongoing Phase 2a trial of GC4419 for the reduction in the incidence of esophagitis in patients with lung cancer receiving radiotherapy, and commence our Phase 2a trial of GC4419 in Europe for the reduction of SOM in patients with locally advanced HNC receiving radiotherapy, and our Phase 1b/2a trial of GC4711, our second dismutase mimetic product candidate, in patients with non-small cell lung cancer, or NSCLC, receiving SBRT;

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments, including the $20 million payment received from Clarus in February 2020 for the achievement of the third clinical milestone in our Phase 3 Reduction in Oral Mucositis with Avasopasem Manganese Trial, or ROMAN trial, under the Royalty Agreement with Clarus, together with the $20 million payment from Clarus expected to be received upon the achievement of the remaining specified clinical milestone will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•

the results, time and cost necessary for completing our Phase 3 registrational trial for GC4419 for the reduction in the incidence of SOM in patients with locally advanced HNC receiving radiotherapy, our ongoing Phase 1b/2a pilot trial of GC4419 in patients with LAPC receiving SBRT, and our ongoing Phase 2a trial of GC4419 for the reduction in the incidence of esophagitis in patients with lung cancer receiving radiotherapy, as well as the time and cost necessary to commence our Phase 2a trial of GC4419 in Europe for the reduction of SOM in patients with locally advanced HNC, receiving radiotherapy,  and our planned Phase 1b/2a trial of GC4711 in patients with NSCLC receiving SBRT;

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

We have not yet demonstrated our ability to complete later-stage or pivotal clinical trials, and there can be no assurance that our Phase 3 ROMAN trial of GC4419 will produce results sufficient for us to submit an NDA or differentiate our product from currently available treatment options for the reduction of SOM in patients with HNC. For example, as a result of the appearance of trace amounts of visible fine particles identified through stability testing of our GC4419 drug product candidate, our two INDs for GC4419 were temporarily placed on clinical hold in May and July 2019, respectively, following our April 2019 decision to voluntarily suspend dosing of GC4419 in all active clinical trials. We have since identified the particles as manganese carbonate, determined that the particles do not present safety or efficacy concerns for patients who may already have been dosed and have designed the manufacturing process to reduce formation of the particles. The FDA lifted the clinical holds in August 2019. Subsequently, in our ongoing stability testing of GC4419, we have observed the appearance of visible manganese carbonate particles in drug product batches stored at room temperature (25°C) or refrigerated conditions. In our active clinical trials, we have notified the FDA that we are adding a filtration step to the preparation procedure for both GC4419 and placebo before administration to trial subjects to remove any particles that might form in the future, and we have notified the FDA of the reasons for this change. There can be no assurance that we will be able to eliminate the formation of particles such as manganese carbonate, that a similar or different manufacturing issue will not occur, or that one or more of our programs will not be placed on clinical hold in the future.

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

Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Pre-clinical studies and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in pre-clinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in pre-clinical studies or having successfully advanced through initial clinical trials.

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

We have conducted certain of our clinical trials outside the United States, and we plan to conduct additional clinical trials outside the United States. For example, we are currently conducting a Phase 1 dose and schedule escalation study of GC4711 in healthy volunteers in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with good clinical practices, or GCP, requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary.

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

Results from pre-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the pre-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. We may experience difficulty in identifying and enrolling patients in such a trial, if one were to be required, which could interrupt, delay or halt the process of obtaining regulatory approval of our dismutase mimetics.

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

For example, in an effort to optimize scale-up efficiencies for GC4419, we implemented certain changes to the manufacturing process related to the order of addition of ingredients. However, subsequent to this manufacturing change trace amounts of visible fine particles were observed in the drug product. Following notification to the FDA in April 2019 that we had voluntarily suspended dosing of GC4419 in all active clinical trials until we were able to resolve the issue, our INDs for GC4419 were temporarily placed on clinical hold. While we have now modified the manufacturing process and the FDA lifted the clinical holds in August 2019, and subsequently we added a filtration step to the preparation procedure for both GC4419 and placebo before administration to trial subjects to remove any particles that might form in the future, there can be no assurance that a similar or different manufacturing issue will not occur and one or more of our programs will not be placed on clinical hold in the future.

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

We have received Breakthrough Therapy Designation from the FDA for GC4419 for the reduction of SOM induced by radiotherapy, with or without systemic therapy. We may also seek Breakthrough Therapy Designation for any other product candidates that we may develop. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification.

We have received Fast Track Designation for GC4419, and we may seek such designation for some or all of our other product candidates. We may not receive such designation, and even for those product candidates for which we do, it may not lead to a faster development or regulatory review or approval process and will not increase the likelihood that product candidates will receive marketing approval.

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

Additionally, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the EU relating to the future trading relationship between the parties, commonly referred to as Brexit.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Further, the United Kingdom’s withdrawal from the European Union has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

We have engaged a CRO to conduct our ongoing Phase 3 registrational trial for GC4419 for the reduction in the incidence of SOM in patients with locally advanced HNC receiving radiotherapy, our ongoing Phase 1b/2a pilot trial of GC4419 in patients with LAPC, and our ongoing Phase 2a trial of GC4419 for the reduction in the incidence of esophagitis in patients with lung cancer receiving radiotherapy, and expect to engage a CRO for future clinical trials of GC4419, GC4711 and any other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Because our product candidates are designed to reduce normal tissue toxicity from radiotherapy, or to increase the anti-cancer efficacy, our commercial opportunities could also be reduced or eliminated if radiotherapy methods are improved in a way that reduces normal tissue toxicity or increases anti-cancer efficacy, or if new therapies are developed which effectively treat cancer with less or without normal tissue toxicity. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by physicians and patients, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

•	we or our collaborators may participate at substantial cost in International Trade Commission proceedings to abate importation of third-party products that would compete unfairly with our products;
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

These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business. Any such claim could also force use to do one or more of the following:

•

incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the product candidate, service, or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay up to treble damages and the third party’s attorneys’ fees;

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

•	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, such as the novel coronavirus, and boycotts;
•	curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation and insurance; and
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

The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations.

In December 2019, a strain of novel coronavirus surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern” and the U.S. Department of State instructed travelers to avoid all nonessential travel to China. The coronavirus has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. As a result of the outbreak, certain of our suppliers and CMOs may be affected and could experience closures and labor shortages, which could disrupt their activities. We could therefore face difficulty sourcing key components necessary to produce our product candidates, which may negatively affect our clinical development activities. Even if we are able to find alternate sources for some of these components, they may cost more, which could affect our results of operations and financial position. In addition, the coronavirus outbreak could delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

At this point in time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including in countries where we are conducting clinical trials, and manufacturing closures and travel restrictions may remain or worsen, all of which would have a negative impact on our business, financial condition and results of operations.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, public health emergency, such as the novel coronavirus, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that these sales may occur, could result in a decrease in the market price of our common stock. As of December 31, 2019, we had 24,811,576 shares of common stock outstanding. Of these shares, approximately 19.4 million shares are currently restricted as a result of securities laws or 180-day lock-up agreements entered into in connection with our IPO (which may be waived, with or without notice, by BofA Securities, Inc. and Citigroup Global Markets Inc.) but will be able to be sold beginning 180 days after our IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act. Moreover, as of December 31, 2019, holders of an aggregate of up to 19,061,502 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 70.7% of our outstanding common stock as of December 31, 2019. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO (December 31, 2024), (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As a public company, we have incurred, and particularly after we are no longer an “emerging growth company,” expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, other employees or our stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or the rules and regulations thereunder. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Additionally, the proposal to pay future dividends to stockholders will effectively be at the sole discretion of our board of directors after taking into account various factors our board of directors deems relevant, including our business prospects, capital requirements, financial performance and new product development. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 2 W. Liberty Blvd, Suite 100, Malvern, Pennsylvania 19355, where we lease approximately 12,200 square feet of office space under a lease that terminates on February 28, 2023. We also occupy approximately 1,375 square feet of office space and approximately 1,125 square feet of laboratory space in Creve Coeur, Missouri under a lease that terminates on January 31, 2021. We intend to add new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	63	President, Chief Executive Officer and Director
Christopher Degnan	40	Chief Financial Officer
Robert A. Beardsley, Ph.D.	59	Chief Operating Officer
Arthur Fratamico, R.Ph	54	Chief Business Officer
Jon T. Holmlund, M.D.	63	Chief Medical Officer
Joel Sussman	71	Chief Accounting Officer
Non-Employee Directors
Michael Powell, Ph.D.(1)(3)	65	Chairman of the Board
Lawrence Alleva(1)(2)	71	Director
Emmett Cunningham, M.D., Ph.D., MPH	59	Director
Jason Fuller, Ph.D.(2)(3)	42	Director
Kevin Lokay(1)(2)(3)	63	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Mel Sorensen, M.D. has served as Director, Chief Executive Officer and President of Galera since 2012. Dr. Sorensen serves on the board of several private biopharmaceutical companies, as director or Chairman, including Oncopia Therapeutics, OncoFusion Therapeutics, Esanik Therapeutics and Context Therapeutics. He is an advisor to the Biomarkers Consortium of the National Institutes of Health and to the Irish Cancer Society. Dr. Sorensen holds an M.B., B.Ch. and B.A.O. from University College, Dublin. Dr. Sorensen’s postgraduate education and work has been in the United States, including an internal medicine residency in St. Louis and medical oncology fellowship at the Mayo Clinic, seven years at the National Cancer Institute as Senior Investigator in the Cancer Therapy Evaluation Program and four years each with Bayer and GlaxoSmithKline. Dr. Sorensen served as Director, Chief Executive Officer and President of Ascenta Therapeutics from 2004 until he joined Galera. We believe Dr. Sorensen’s experience in the industry, his role as our Chief Executive Officer and President and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Christopher Degnan has served as our Chief Financial Officer since October 2019. Mr. Degnan was most recently the Chief Financial Officer at Verrica Pharmaceuticals Inc., a public, late-stage biotechnology company focused on medical dermatology, from March 2018 to October 2019. Prior to Verrica, Mr. Degnan held roles of increasing responsibility at Endo International plc, a generics and specialty branded pharmaceutical company, beginning in November 2014, where he most recently served as the Vice President of Finance, Corporate FP&A and International Pharmaceuticals Segment Chief Financial Officer from December 2016 to March 2018. Prior to that, he served as the Vice President of Finance, Chief Financial Officer for Endo’s U.S. Branded Pharmaceuticals segment from March 2016 to December 2016, and as the Senior Finance Director, U.S. Branded Pharmaceuticals from November 2014 to March 2016. Prior to joining Endo, Mr. Degnan held roles of increasing responsibility at AstraZeneca plc, a global biopharmaceutical company, beginning in 2004, most recently as Senior Finance Director, U.S. Commercial Finance from July 2013 to November 2014. He is a Certified Public Accountant in the State of Pennsylvania (voluntary inactive status). Mr. Degnan holds a B.B.A. degree in Accountancy from the University of Notre Dame.

Robert A. Beardsley, Ph.D., a co-founder of the Company, has served as our Chief Operating Officer since 2015, and previously served as our Executive Chair from 2012 to 2017. Prior to this, Dr. Beardsley was the Chief Executive Officer at Galera Therapeutics, LLC from 2010 to 2012, at Metabolic Solutions Development Corporation from 2009 until 2010, and at Kereos from 2003 until 2009, and the acting Chief Executive Officer at Metaphore Pharmaceuticals, Inc. in 2002. He has also served in various management roles at Confluence Life Sciences, bioStrategies Group, Vector Securities International, Enzyme Organics and Mobil Oil. Dr. Beardsley has served on a number of public and private boards including Euclises, Epigenetx, KemPharm, Kereos, CollaGenex Pharmaceuticals, Bioseek, and Metaphore Pharmaceuticals. Dr. Beardsley received a B.S. in Chemical Engineering, a Ph.D. in Biochemical Engineering from the University of Iowa and an M.B.A. in Finance from the University of Chicago.

Arthur Fratamico, R.Ph has served as our Chief Business Officer since January 2017. Prior to joining us, Mr. Fratamico served as the Chief Business Officer of Vitae Pharmaceuticals, a pharmaceutical company, from May 2014 until its sale to Allergan in October 2016. Prior to that, Mr. Fratamico was the Chief Business Officer for Flexion Therapeutics from June 2012 until January 2014. Mr. Fratamico currently serves on the Board of Directors of Sun BioPharma, Inc. Mr. Fratamico received a B.S. in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jon T. Holmlund, M.D. has served as our Chief Medical Officer since October 2012. Dr. Holmlund previously served as the Chief Medical Officer of Ascenta Therapeutics from April 2004 until November 2007 and at Isis (now lonis) Pharmaceuticals from August 1997 until March 2004, including as Vice President of Development from March 2003 until March 2004. Dr. Holmlund has also been an independent consultant on oncology drug development to the biopharmaceutical industry. He previously served as Medical Director of Aspire IRB, LLC, and as a senior investigator in the National Cancer lnstitute’s Cancer Therapy Evaluation Program and Biological Response Modifiers Programs. Dr. Holmlund received his M.D. from SUNY Buffalo and completed postgraduate training in internal medicine and medical oncology at George Washington University Medical Center.

Joel Sussman has served as our Chief Accounting Officer since April 2019, and served as our Chief Financial Officer and Treasurer from December 2012 to April 2019. From 2002 to 2019, Mr. Sussman was a financial management consultant serving in the capacity of chief financial officer for private life sciences and other companies. Mr. Sussman serves on the board of directors of Galera Therapeutics Australia, a wholly-owned subsidiary of the Company. Mr. Sussman received a B.A. in English literature from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Sussman is a licensed certified public accountant.

Non-Employee Directors

Michael Powell, Ph.D. has served as a member of our board of directors since November 2016 and as its Chair since July 2017. Dr. Powell is a General Partner at Sofinnova Investments, a biopharmaceutical investment firm, where he has worked in his current role since joining the firm in 1997. Dr. Powell previously was Group Leader of Drug Delivery at Genentech from 1990 until 1997, and Director of Product Development at Cytel from 1987 until 1990. Dr. Powell currently serves as the Chair of Checkmate Pharma and Dauntless Pharmaceuticals and sits on the board of Pionyr Immunotherapeutics and Synlogic. He also serves on the Washington University Board of Trustees in St. Louis and is an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a Ph.D. in Physical Chemistry from the University of Toronto and he completed post-doctoral studies in Bioorganic Chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in investing in pharmaceutical companies.

Lawrence Alleva has served as a member of our board of directors since June 2019 and also serves as Chair of our Audit Committee. He is a former partner with PricewaterhouseCoopers LLP (PwC), where he worked for 39 years from 1971 until his retirement in June 2010, including 28 years’ service as a partner. Mr. Alleva worked with numerous pharmaceutical and biotechnology companies as clients and, additionally, served PwC in a variety of office, regional and national practice leadership roles, most recently as the U.S. Ethics and Compliance Leader for the firm’s Assurance Practice from 2006 until 2010. Mr. Alleva currently serves on the board of directors of Bright Horizons Family Solutions, Inc., Mersana Therapeutics, Inc. and Adaptimmune Therapeutics PLC and chairs the audit committee for those companies. He previously served on the board of directors of TESARO, Inc. through the time of its sale to GSK in January 2019, Mirna Therapeutics, Inc. which was merged into another company in 2017 and of GlobalLogic, Inc. through the sale of the company in 2013, and he chaired the audit committee for those companies. Mr. Alleva is a Certified Public Accountant (inactive). He received a B.S. degree in Accounting from Ithaca College and attended Columbia University’s Executive M.B.A. non-degree program.

Emmett Cunningham, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Cunningham is a Senior Managing Director of Blackstone Life Sciences, a life sciences investment firm, having joined Blackstone as part of its acquisition of Clarus in December 2018. He joined Clarus in 2006 as a Principal. From February 2004 to December 2005, he was Senior Vice President, Medical Strategy at Eyetech Pharmaceuticals, Inc., a pharmaceutical company. From April 2002 to February 2004, Dr. Cunningham was Vice President of Clinical Research Development and Licensing. Dr. Cunningham is also Adjunct Clinical Professor of Ophthalmology at Stanford University School of Medicine and the co-founder and Chair of the Ophthalmology Innovation Summit. Dr. Cunningham serves on the boards of directors of Annexon Biosciences, Graybug Vision, SFJ Pharmaceuticals Group and Lumos Pharma Inc. and he serves on the Scientific Advisory Board of Aerie Pharmaceuticals, Inc. He previously served as the Chair of the board of directors of Restoration Robotics. Dr. Cunningham received a B.S. from Drexel University, a B.A., M.D. and M.P.H. from Johns Hopkins University and a Ph.D. in neuroscience from the University of California at San Diego. We believe Dr. Cunningham is qualified to serve on our board of directors due to his experience in research and investing in medical companies.

Jason Fuller, Ph.D. has served as a member of our board of directors since September 2018. Dr. Fuller is a Principal at New Enterprise Associates (NEA), a venture capital firm, where he focuses on investments in biopharmaceuticals, a position he has held since 2014. Prior to joining NEA, Dr. Fuller started at Third Rock Ventures in August 2008 and was a Principal there from 2010 until February 2013, where he helped manage several companies, including as the Director of Corporate Development at Jounce Therapeutics. Dr. Fuller received a B.S. in Chemical Engineering from Michigan State University and a Ph.D. from MIT. He received an MPhil from the University of Cambridge. We believe that Dr. Fuller is qualified to serve on our board of directors due to his experience in investing in biopharmaceutical companies.

Kevin Lokay has served as a member of our board of directors since March 2019. Mr. Lokay is Head of the U.S. Lung Cancer Franchise at AstraZeneca plc, a pharmaceutical company, a position he has held since August 2018. Mr. Lokay served as an advisor to AbbVie Inc., a pharmaceutical company, from August 2017 until December 2017. Mr. Lokay was previously Vice President and Business Unit Head, Oncology at Boehringer Ingelheim, a pharmaceutical company, a position he held from December 2009 until December 2016. Prior to joining Boehringer Ingelheim, he was President and Chief Executive Officer of Cytogen Corporation from 2007 until 2008 and served in various positions at GlaxoSmithKline from 1997 until 2007 and at Merck & Co. from 1981 until 1997. Mr. Lokay received a B.A. in Economics from Lafayette College and a M.S. from Purdue University. We believe that Mr. Lokay is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the Nasdaq Global Market under the symbol “GRTX.” On March 5, 2020, there were 24,820,070 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2019.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On November 12, 2019, we completed our IPO and issued and sold 5,000,000 shares of our common stock at a price to the public of $12.00 per share for net proceeds of approximately $53.0 million, after deducting the underwriting discounts and offering expenses. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, we issued and sold 445,690 additional shares of common stock at a price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts.

Net proceeds of approximately $58.0 million have been invested in money market funds and U.S. Treasury obligations. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated November 6, 2019, filed with the SEC pursuant to Rule 424(b) under the Securities Act relating to the Registration Statement.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our final prospectus, dated November 6, 2019, filed with the SEC pursuant to Rule 424(b) under the Securities Act relating to our Registration Statement on Form S-1 (File No. 333-234184), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Our lead product candidate, GC4419, is a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM. SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to GC4419 for the reduction of SOM induced by radiotherapy with or without systemic therapy. In October 2018, we began evaluating GC4419 in a Phase 3 registrational trial and we expect to report top-line data from this trial in the first half of 2021. We believe GC4419, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction in the incidence of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of GC4419 in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer. We are also developing a second dismutase mimetic product candidate, GC4711, to increase the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Royalty Agreement with Clarus, receiving aggregate gross proceeds of $253.1 million through December 31, 2019. On November 12, 2019, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at the IPO price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of $5.0 million after deducting underwriting discounts and other offering costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $51.9 million and $23.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had $112.3 million in cash, cash equivalents and short-term investments and an accumulated deficit of $161.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There is no assurance that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We expect our existing cash, cash equivalents and short-term investments, including the $20.0 million payment received from Clarus in February 2020 for the achievement of the third clinical milestone in our Phase 3 Reduction in Oral Mucositis with Avasopasem Manganese Trial, or ROMAN trial, under the Royalty Agreement with Clarus, together with the $20.0 million payment from Clarus expected to be received upon the achievement of the remaining specified clinical milestone in our ROMAN trial, will enable us to fund our operating expenses and capital expenditure requirements into 2022.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until they are placed into service, typically upon regulatory approval. At that time, we will determine the useful life of the intangible asset and begin amortization. IPR&D assets are reviewed for impairment annually or more frequently if indicators of potential impairment exist. There were no impairments of IPR&D assets for the years ended December 31, 2019 and 2018.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually or more frequently upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the years ended December 31, 2019 and 2018.

Royalty Purchase Liability

Pursuant to our Royalty Agreement with Clarus, we received a cash payment of $20.0 million in each of November 2018, April 2019 and February 2020 and are eligible to receive up to an additional $20.0 million from Clarus based upon the achievement of the remaining specified clinical milestone in our ROMAN Trial. We have accounted for the Royalty Agreement under Accounting Standards Codification Topic 470, Debt. The proceeds received are recorded as long-term debt obligations. Interest expense on such obligation is imputed by estimating risk adjusted future royalty payments over the term of the Royalty Agreement which takes into consideration the probability of obtaining FDA approval. Other significant assumptions include adjustments to estimated gross revenues to arrive at net product sales from which a royalty payment can be estimated. The non-cash interest expense recorded increases the balance of our royalty obligation. The royalty obligation will be reduced when royalty payments are made, if any.

However, actual royalty payments are highly uncertain and may change depending on a number of factors, including our ability to obtain FDA approval, successfully commercialize our product candidates and the timing of future royalty payments. We impute interest expense on our royalty purchase obligations based on such factors at each reporting period. As these factors change, we will adjust our estimate of the imputed interest expense accordingly.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

We accrue an expense for manufacturing, pre-clinical studies and clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the term of the individual trial and patient enrollment rates in accordance with agreements with CMOs, CROs and clinical trial sites. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal research and development personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.

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

Subject to certain conditions, as an emerging growth company we may rely on certain exemptions and reduced reporting requirements, including, without limitation, (1) not being required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO (December 31, 2024), (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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
•

costs of funding research performed by third parties, including pursuant to agreements with CROs, as well as investigative sites and consultants that conduct our pre-clinical studies and clinical trials;

•	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;
•	fees paid to consultants who assist with research and development activities;
•	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•	allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
GC4419	$27,760	$10,812
GC4711	5,664	2,696
Other research and development expense	1,805	765
Personnel related and share-based compensation expense	7,104	4,390
	$42,333	$18,663

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

General and Administrative Expense

General and administrative expense consists primarily of personnel expenses, including salaries, benefits and share-based compensation expense for employees in executive, finance, accounting, information technology, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2019, we had federal and state tax net operating loss carryforwards of $91.5 million and $113.6 million, respectively, which each begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.2 million which do not expire. As of December 31, 2019, we also had federal, state and foreign research and development tax credit carryforwards of $5.1 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$42,333	$18,663	$23,670
General and administrative	8,358	5,592	2,766
Loss from operations	(50,691)	(24,255)	(26,436)
Other income (expense):
Interest income	1,823	606	1,217
Interest expense	(3,031)	(220)	(2,811)
Foreign exchange loss	(40)	(30)	(10)
Net loss before income tax benefit	(51,939)	(23,899)	(28,040)
Income tax benefit	9	223	(214)
Net loss	$(51,930)	$(23,676)	$(28,254)

Research and Development Expense

Research and development expense increased by $23.7 million from $18.7 million for the year ended December 31, 2018 to $42.3 million for the year ended December 31, 2019. The increase was primarily attributable to increases of $16.9 million and $3.0 million for GC4419 and GC4711 development costs, respectively, as we initiated our ROMAN trial in October 2018, began additional toxicology studies of GC4419 and began a new clinical trial and additional toxicology studies of GC4711. Personnel related and share-based compensation expense increased by $2.7 million primarily due to increased employee headcount.

General and Administrative Expense

General and administrative expense increased by $2.8 million from $5.6 million for the year ended December 31, 2018 to $8.4 million for the year ended December 31, 2019. The increase was primarily due to increased employee headcount and increased insurance, professional fees and other operating costs as a result of becoming a public company.

Interest Income

Interest income increased by $1.2 million from $0.6 million for the year ended December 31, 2018 to $1.8 million for the year ended December 31, 2019. The increase was primarily due to higher average invested cash balances.

Interest Expense

We recognized $3.0 million and $0.2 million in non-cash interest expense during the years ended December 31, 2019 and 2018, respectively, in connection with the Royalty Agreement with Clarus.

Income Tax Benefit

We recorded an income tax benefit of $0.2 million during the year ended December 31, 2018 as a result of the change in the net operating loss carryforward period to reflect the adjustment allowed by the Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets.

Liquidity and Capital Resources

Through December 31, 2019, we have funded our operations primarily through the sale and issuance of equity and proceeds received under the Royalty Agreement with Clarus, receiving aggregate gross proceeds of $253.1 million. On November 12, 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. As of December 31, 2019, we had $112.3 million in cash, cash equivalents and short-term investments and an accumulated deficit of $161.4 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(46,661)	$(22,166)
Net cash used in investing activities	(27,825)	(59,036)
Net cash provided by financing activities	78,031	89,844
Net increase in cash and cash equivalents	$3,545	$8,642

Operating Activities

During the year ended December 31, 2019, we used $46.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $51.9 million and a $0.5 million net decrease in our operating assets and liabilities, partially offset by non-cash charges of $5.7 million related to share-based compensation, interest expense on our Royalty Agreement with Clarus and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

During the year ended December 31, 2018, we used $22.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $23.7 million and a $0.3 million net increase in our operating assets and liabilities, partially offset by non-cash charges of $1.2 million related to share-based compensation, interest expense on our Royalty Agreement with Clarus and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the year ended December 31, 2019, we used $27.8 million of net cash in investing activities, primarily attributable to the $27.2 million in net purchases of our short-term investments and $0.6 million for the purchase of property and equipment.

During the year ended December 31, 2018, we used $59.0 million of net cash in investing activities, primarily attributable to $58.7 million in net purchases of our short-term investments and $0.3 million for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2019, financing activities provided $78.0 million in net cash proceeds, primarily attributable to $58.0 million of net proceeds from the issuance of common stock in connection with the IPO and $20.0 million in proceeds received in connection with the Royalty Agreement with Clarus.

During the year ended December 31, 2018, financing activities provided $89.8 million in net cash proceeds, primarily attributable to $69.8 million in net proceeds from the sale of our Series C redeemable convertible preferred stock and $20.0 million in proceeds received in connection with the Royalty Agreement with Clarus.

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

We anticipate that our expenses will increase substantially as we:

•	complete clinical development of GC4419 for the reduction of SOM in patients with locally advanced HNC, including our ongoing Phase 3 clinical trial;
•	prepare and file for regulatory approval of GC4419 for the reduction of SOM in patients with HNC;
•	advance our ongoing Phase 2a clinical trial of GC4419 for the reduction in the incidence of radiotherapy-induced esophagitis;
•	initiate and advance our planned Phase 1b/2a clinical trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with NSCLC;
•	seek to discover and develop additional clinical and pre-clinical product candidates;
•	scale up our clinical and regulatory capabilities;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;

•	hire additional internal or external clinical, manufacturing and scientific personnel or consultants;
•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
•	incur additional legal, accounting, insurance and other expenses in operating as a public company.

We expect our existing cash, cash equivalents and short-term investments, including the $20.0 million payment received from Clarus in February 2020 for the achievement of the third clinical milestone in our ROMAN trial under the Royalty Agreement with Clarus, together with the $20.0 million payment from Clarus expected to be received upon the achievement of the remaining specified clinical milestone in our ROMAN trial, will enable us to fund our operating expenses and capital expenditure requirements into 2022.

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

Royalty Agreement with Clarus

In November 2018, we entered into an Amended and Restated Purchase and Sale Agreement, or the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or, collectively, Clarus. Pursuant to the Royalty Agreement, Clarus agreed to pay us, in the aggregate, up to $80.0 million, or the Royalty Purchase Price, in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN Trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for GC4419, GC4711 and any pharmaceutical product comprising or containing GC4419 or GC4711, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We achieved the first milestone under the Royalty Agreement and received the first tranche of the Royalty Purchase Price in November 2018, received the second tranche of the Royalty Purchase Price in April 2019 in connection with the achievement of the second milestone under the Royalty Agreement, and received the third tranche of the Royalty Purchase Price in February 2020 in connection with the achievement of the third milestone under the Royalty Agreement.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the years ended December 31, 2019 or 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	108
Consolidated Balance Sheets as of December 31, 2019 and 2018	109
Consolidated Statements of Operations for the Years ended December 31, 2019 and 2018	110
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2019 and 2018	111
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2019 and 2018	112
Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018	113
Notes to Consolidated Financial Statements	114

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Galera Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 10, 2020

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,356	$14,811
Short-term investments	93,934	66,706
Tax incentive receivable	—	870
Prepaid expenses and other current assets	5,280	1,465
Total current assets	117,570	83,852
Property and equipment, net	934	568
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease asset	815	—
Other assets	918	497
Total assets	$123,376	$88,056
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,945	$3,867
Accrued expenses	5,452	2,577
Lease liability	297	—
Total current liabilities	9,694	6,444
Royalty purchase liability	43,251	20,220
Deferred rent	—	12
Lease liability, net of current portion	534	—
Deferred tax liability	289	298
Total liabilities	53,768	26,974
Commitments (Note 8)
Redeemable convertible preferred stock, $0.001 par value: 96,385,795 shares authorized, issued and outstanding at December 31, 2018.	—	165,902
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 24,811,567 and 300,597 shares issued and outstanding at December 31, 2019 and 2018, respectively.	25	—
Additional paid-in capital	230,895	—
Accumulated other comprehensive income	38	3
Accumulated deficit	(161,350)	(104,823)
Total stockholders’ equity (deficit)	69,608	(104,820)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$123,376	$88,056

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2019	2018
Operating expenses:
Research and development	$42,333	$18,663
General and administrative	8,358	5,592
Loss from operations	(50,691)	(24,255)
Other income (expenses):
Interest income	1,823	606
Interest expense	(3,031)	(220)
Foreign currency loss	(40)	(30)
Loss before income tax benefit	(51,939)	(23,899)
Income tax benefit	9	223
Net loss	(51,930)	(23,676)
Accretion of redeemable convertible preferred stock to redemption value	(7,176)	(5,910)
Net loss attributable to common stockholders	$(59,106)	$(29,586)
Net loss per share of common stock, basic and diluted	$(16.31)	$(98.42)
Weighted-average shares of common stock outstanding, basic and diluted	3,625,005	300,597

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2019	2018
Net loss	$(51,930)	$(23,676)
Unrealized gain on short-term investments	35	6
Comprehensive loss	$(51,895)	$(23,670)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2018	64,689,359	$90,148	300,597	$—	$—	$(3)	$(76,102)	$(76,105)
Sale of Series C redeemable convertible preferred stock, net of issuance costs of $0.3 million	31,696,436	69,844	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	865	—	—	865
Accretion of redeemable convertible preferred stock to redemption value	—	5,910	—	—	(865)	—	(5,045)	(5,910)
Unrealized gain on short-term investments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(23,676)	(23,676)
Balance at December 31, 2018	96,385,795	165,902	300,597	—	—	3	(104,823)	(104,820)
Share-based compensation expense	—	—	—	—	2,390	—	—	2,390
Accretion of redeemable convertible preferred stock to redemption value	—	7,178	—	—	(2,581)	—	(4,597)	(7,178)
Conversion of redeemable convertible preferred stock into common stock	(96,385,795)	(173,080)	19,061,502	19	173,061	—	—	173,080
Sale of common stock in initial public offering, net of issuance costs of $7.3 million	—	—	5,445,690	6	58,015	—	—	58,021
Exercise of stock options	—	—	3,778	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,930)	(51,930)
Balance at December 31, 2019	—	$—	24,811,567	$25	$230,895	$38	$(161,350)	$69,608

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2019	2018
Operating activities:
Net loss	$(51,930)	$(23,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	267	127
Noncash interest expense	3,031	220
Share-based compensation expense	2,390	865
Reserve for tax incentive receivable	241	—
Deferred tax liability	(9)	(223)
Deferred rent	4	(2)
Changes in operating assets and liabilities:
Tax incentive receivable	629	(363)
Prepaid expenses and other current assets	(3,815)	(986)
Other assets	(421)	(255)
Accounts payable	77	1,587
Accrued expense	2,875	540
Cash used in operating activities	(46,661)	(22,166)
Investing activities:
Purchases of short-term investments	(123,192)	(71,190)
Proceeds from sales of short-term investments	96,000	12,501
Purchase of property and equipment	(633)	(347)
Cash used in investing activities	(27,825)	(59,036)
Financing activities:
Proceeds from royalty purchase agreement	20,000	20,000
Proceeds from the sale of Series C redeemable convertible preferred stock, net of issuance costs	—	69,844
Proceeds from the sale of common stock in an initial public offering, net of issuance costs	58,021
Proceeds from exercise of stock options	10	—
Cash provided by financing activities	78,031	89,844
Net increase in cash and cash equivalents	3,545	8,642
Cash and cash equivalents at beginning of year	14,811	6,169
Cash and cash equivalents at end of year	$18,356	$14,811
Supplemental schedule of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$7,178	$5,910
Conversion of redeemable convertible preferred stock into common stock	$173,080	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$23
Initial recognition of operating lease right-of-use asset and operating lease liability	$1,084	$—

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company’s lead product candidate, GC4419, is a potent and highly selective small molecule dismutase mimetic being developed for the reduction of severe oral mucositis (SOM). In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to GC4419 for the reduction of SOM induced by radiotherapy with or without systemic therapy. The Company is currently evaluating GC4419 in a Phase 3 registrational trial. The Company is also evaluating GC4419 in a Phase 2a trial for the reduction of the incidence of radiotherapy-induced esophagitis. In addition to developing GC4419 for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy (SBRT). The Company’s second dismutase mimetic product candidate, intravenous GC4711, is being developed to increase the anti-cancer efficacy of SBRT, has successfully completed a Phase 1 trial and is currently being evaluated in a dose- and schedule-ranging Phase 1 trial in healthy volunteers. The Company plans to leverage its observations from the GC4419 SBRT pilot Phase 1b/2a trial in locally advanced pancreatic cancer (LAPC) to prepare a GC4711 SBRT combination Phase 1b/2a trial in non-small cell lung cancer (NSCLC).

Reverse stock split

The Company effected a one-for-5.056564 reverse stock split of its common stock on October 25, 2019. The reverse stock split combined each approximately five shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its redeemable convertible preferred stock. No fractional shares were issued in connection with the reverse stock split. Any fractional share resulting from the reverse stock split was rounded down to the nearest whole share. All common stock, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $161.4 million as of December 31, 2019. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments, together with the $20.0 million payment received from Clarus in February 2020 for the achievement of the third clinical milestone in the ROMAN trial and the $20.0 million payment from Clarus expected to be received upon the achievement of the remaining specified clinical milestone in our ROMAN trial, will enable the Company to fund its operating expenses and capital expenditure requirements into 2022, see Note 2 and Note 6.

On November 12, 2019, the Company completed an initial public offering (IPO) of its common stock, which resulted in the issuance and sale of 5,000,000 shares of its common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of the Company's IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s Series A, Series B and Series C redeemable convertible preferred stock were automatically converted into 19,061,502 shares of the Company’s common stock.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Basis of presentation and significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

The consolidated financial statements include the accounts of Galera Therapeutics, Inc. and its wholly owned subsidiaries, Galera Therapeutics Australia Pty Ltd (Galera Australia) and Galera Labs, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has determined the functional currency of Galera Australia to be the U.S. dollar. The Company records remeasurement gains and losses on monetary assets and liabilities, such as tax incentive receivables and accounts payable, which are not denominated in U.S. dollars in the statements of operations.

The Company manages its operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include the fair value of common stock prior to the IPO, share-based compensation assumptions, royalty purchase liability assumptions and accrued clinical trial expense.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2019 and 2018 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments

Short-term investments consist of debt securities with a maturity of greater than three months when acquired. The Company classifies its short-term investments at the time of purchase as available-for-sale securities, net of unrealized gains of $38,000 and $3,000 during the years ended December 31, 2019 and 2018, respectively. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit), until realized. Short-term investments at December 31, 2019 and 2018 consisted of U.S. Treasury obligations with fair values of $93.9 million and $66.7 million, respectively.

Tax incentive receivable

Galera Australia was eligible to participate in an Australian research and development tax incentive program under which the Company received a cash refund from the Australian Taxation Office (ATO) for a percentage of the research and development costs expended by Galera Australia in Australia. The cash refund is available to companies with an annual aggregate revenue of less than $20.0 million Australian dollars during the reimbursable period. The Company’s estimate of the amount of cash refund it expected to receive is included in tax incentive receivable in the accompanying consolidated balance sheet as of December 31, 2018 and such amount was recorded as reduction of research and development expense in the statements of operations for the year ended December 31, 2018.

Since November 2018, the Company has received $60.0 million in proceeds from its royalty purchase agreement (Note 6). Proceeds from the royalty purchase agreement are recognized as revenue for income tax reporting purposes in the United States. The Company requested a private ruling from the ATO regarding its eligibility to continue to participate in the research and development program.  In December 2019, the ATO issued its Notice of Decision, concluding that those proceeds do constitute revenue, and that therefore Galera Australia was ineligible for the refund for the twelve-month period ended June 30, 2019 (Galera Australia’s fiscal year).  Based on this private ruling, the Company believes that it will continue to be ineligible for the refund in Galera Australia’s fiscal year ended June 30, 2020, and accordingly has not recorded a receivable on the accompanying consolidated balance sheet as of December 31, 2019.

The Company had a tax incentive receivable of $870,000 at December 31, 2018, of which it collected $629,000 in March 2019 and wrote off the remaining $241,000 during the year ended December 31, 2019.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2019, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Goodwill and acquired intangible asset

In November 2012, the Company completed a Series A redeemable convertible preferred stock (Series A) financing with venture capital investors and simultaneously acquired Galera Therapeutics, LLC (LLC), a limited liability company incorporated in Missouri in 2009. LLC was renamed Galera Labs, LLC in January 2013

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company determined that there was no impairment to goodwill or IPR&D.

Royalty purchase liability

In November 2018, the Company entered into an Amended and Restated Purchase and Sale Agreement (Royalty Agreement), with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Clarus). Pursuant to the Royalty Agreement, the Company received a cash payment of $20.0 million in each of November 2018, April 2019 and February 2020 and is eligible to receive up to an additional $20.0 million from Clarus based upon the achievement of a specific clinical milestone in the ROMAN Trial. The proceeds received have been recorded as long-term debt obligations. Interest expense on such obligation is imputed by estimating risk adjusted future royalty payments over the term of the Royalty Agreement which takes into consideration the probability of obtaining FDA approval. Other significant assumptions include adjustments to estimated gross revenues to arrive at net product sales from which a royalty payment can be estimated. The non-cash interest expense recorded increases the balance of the royalty obligation. The royalty obligation will be reduced when royalty payments are made, if any.

However, actual royalty payments are highly uncertain and may change depending on a number of factors, including the Company’s ability to obtain FDA approval, successfully commercialize the Company’s product candidates and the timing of future royalty payments. The Company imputes interest expense on the royalty purchase obligations based on such factors at each reporting period. As these factors change, the Company will adjust its estimate of the imputed interest expense accordingly.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (Short-Term Leases). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no Short-Term Leases as of December 31, 2019 and 2018.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock prior to the IPO, and, for stock options, the expected life of the options and stock price volatility. The Company accounts for forfeitures of stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretion of redeemable convertible preferred stock

The Company’s redeemable convertible preferred stock is classified as temporary equity in the accompanying consolidated balance sheets, as of December 31, 2018. The carrying values of the redeemable convertible preferred stock were accreted to their respective redemption values for accruing dividends and issuance costs, using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption. The redemption value was accreted through a charge to additional paid-in-capital, if available, or to accumulated deficit.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2019	2018
Stock options	3,537,946	2,071,616
Redeemable convertible preferred stock	—	19,061,502
	3,537,946	21,133,118

Amounts in the above table reflect the common stock equivalents for the redeemable convertible preferred stock.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability on the balance sheet. Additionally, certain qualitative and quantitative disclosures will be required in the financial statements. The Company adopted ASU 2016-02 on January 1, 2019 (Note 7) using the modified retrospective transition approach and elected to apply the package of practical expedients.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes and modifies some existing disclosure requirements and adds others. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company adopted this ASU on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,447	$—	$—
Short-term investments	$93,934	$—	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$13,770	$—	$—
Short-term investments	$66,706	$—	$—

There were no changes in valuation techniques during the years ended December 31, 2019 and 2018. The Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4.	Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,
	2019	2018
Laboratory equipment	$748	$507
Computer hardware and software	218	109
Leasehold improvements	262	—
Furniture and fixtures	147	159
Property and equipment, gross	1,375	775
Less: Accumulated depreciation	(441)	(207)
Property and equipment, net	$934	$568

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $0.3 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

5.	Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$1,160	$776
Research and development expenses	3,882	1,665
Professional fees	410	136
	$5,452	$2,577

6.	Royalty purchase liability

Pursuant to the Royalty Agreement, Clarus agreed to pay up to $80.0 million (the Royalty Purchase Price) in four tranches of $20.0 million each upon the achievement of specific Phase 3 clinical trial patient enrollment milestones. The Company received the first tranche of the Royalty Purchase Price in November 2018. In April 2019, the Company received a $20.0 million payment in connection with the achievement of the second milestone under the Royalty Agreement. In February 2020, the Company received a $20.0 million payment in connection with the achievement of the third milestone under the Royalty Agreement.

The Company accounts for the Royalty Agreement as a debt instrument. The $40.0 million of proceeds from the first and second tranche under the Royalty Agreement have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below which results in a corresponding increase in the liability balance. The Company recognized $3.0 million and $0.2 million in noncash interest expense during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the effective interest rate was 8.7%.

Clarus is entitled to a mid single-digit percentage royalty based on the worldwide net sales of GC4419 and GC4711 (the Products). The royalty period will continue until the earlier of (i) the 12th anniversary of commercial launch of the Products, (ii) the expiration of the patents covering such Products, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Products from entering the market in such country.

If Clarus fails to fund the remaining $20.0 million Royalty Purchase Price within two days of the conditions to the payment of such tranche having been satisfied, the Company may terminate its obligation to accept such tranche and any additional remaining tranches. In such an event, the Company’s royalty obligations to Clarus shall be reduced to a low single-digit percentage.

The Royalty Agreement will remain in effect until the aggregate amount of the royalty payments paid to Clarus exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Clarus.

7.	Leases

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and Creve Coeur, Missouri which, as of December 31, 2019, have remaining lease terms of approximately 3.2 and 1.1 years, respectively. The Company adopted ASC 842 on January 1, 2019 resulting in the recognition of a current operating lease liability of $0.3 million and a noncurrent operating lease liability of $0.8 million with a corresponding $1.1 million right-of-use (ROU) asset, which is based on the present value of the

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum rental payments of the lease. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
Operating Leases
Operating lease right-of-use assets	$815

Other current liabilities	297
Operating lease liabilities	534
Total operating lease liabilities	$831

The components of lease expense were as follows:

Year ended December 31,
2019
Operating lease costs
Operating lease rental expense	$265
Interest on lease liabilities	50
Total operating lease liabilities	$315

Supplemental cash flow information related to leases was as follows:

Year ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$437
Right-of-use assets obtained in exchange for lease obligation
Operating leases	1,084

Our operating lease liabilities as of December 31, 2019 will mature, as follows (amounts in thousands):

2020	$332
2021	259
2022	260
2023	44
Total	895
Less: imputed interest	(64)
$831

8.Commitments

Executive employment agreements

The Company has entered into employment agreements with certain key executives, providing for compensation and severance in certain circumstances, as described in the respective agreements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal matters

The Company is subject from time to time to various claims and legal actions arising during the ordinary course of its business. Management believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

9.	Redeemable convertible preferred stock

The Company issued Series A redeemable convertible preferred stock (Series A), Series B redeemable convertible preferred stock (Series B), Series B-1 redeemable convertible preferred stock (Series B-1), Series B-2 redeemable convertible preferred stock (Series B-2), and Series C redeemable convertible preferred stock (Series C) (collectively, Preferred Stock).

As of December 31, 2018, the authorized, issued and outstanding shares of redeemable convertible preferred stock and their carrying amounts and liquidation values were as disclosed below (in thousands except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Value
Series A	22,280,087	22,280,087	$28,685	$29,301
Series B	29,682,000	29,682,000	43,710	44,342
Series B-1	3,636,363	3,636,363	5,777	5,884
Series B-2	9,090,909	9,090,909	16,649	16,913
Series C	31,696,436	31,696,436	71,081	71,605
	96,385,795	96,385,795	$165,902	$168,045

Upon the closing of the IPO on November 12, 2019, all shares of Preferred Stock were automatically converted into an aggregate of 19,061,502 shares of common stock.

10.	Share-based compensation

In connection with the Company’s IPO, in November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Incentive Award Plan (the 2019 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the IPO. Upon effectiveness of the 2019 Plan, the Company ceased granting new awards under the Prior Plan.

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan is 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. Pursuant to this provision, the Company added 992,463 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2020. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of shares of common stock initially available for issuance under the ESPP is 243,621 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. Pursuant to this provision, the Company added 248,115 shares to the total shares available for issuance under the ESPP effective January 1, 2020.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares authorized under the Prior Plan as of December 31, 2019 was 3,038,259, all of which were subject to outstanding awards. No further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

Share-based compensation expense was as follows for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Research and development	$1,163	$434
General and administrative	1,227	431
	$2,390	$865

The following table summarizes the activity related to stock option grants for the years ended December 31, 2019 and 2018:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2018	2,025,376	$2.12
Granted	68,982	4.39
Forfeited	(22,742)	4.40
Outstanding at December 31, 2018	2,071,616	$2.17
Granted	1,646,054	8.88
Exercised	(3,778)	2.60
Forfeited	(175,946)	4.50
Outstanding at December 31, 2019	3,537,946	$5.17	7.3
Vested and exercisable at December 31, 2019	2,014,887	$2.63	5.9
Vested and expected to vest at December 31, 2019	3,537,946	$5.17	7.3

As of December 31, 2019, the unrecognized compensation cost was $9.2 million and will be recognized over an estimated weighted-average remaining amortization period of 3.3 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2019 was $28.3 million and $21.2 million, respectively. Options granted during the years ended December 31, 2019 and 2018 had weighted-average grant-date fair values of $6.66 and $3.49 per share, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the years ended December 31, 2019 and 2018 was determined using the methods and assumptions discussed below.

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
•

Prior to the Company’s IPO, its board of directors had periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Since the closing of the IPO, the Company’s board of directors has determined the per share value of the Company’s common stock based on the closing price as reported by the NASDAQ Global Market on the date of the grant.

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2019	2018
Expected term (in years)	6.2	7.8
Expected stock price volatility	89.7%	88.0%
Risk-free interest rate	2.26%	2.79%
Expected dividend yield	0%	0%

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2019	2018
Domestic	$(49,918)	$(22,779)
Foreign	(2,021)	(1,120)
	$(51,939)	$(23,899)

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax provision (benefit) for the years ended December 31, 2019 and 2018 is summarized as follows (in thousands):

	Year ended December 31,
	2019	2018
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	194	(379)
State	(203)	156
Foreign	—	—
	(9)	(223)
Total income tax benefit	$(9)	$(223)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.3	0.7
Net operating loss carryforwards	(0.2)	10.6
Change in tax rate	(0.6)	(0.4)
Sale of royalty interest	(8.1)	(17.6)
Difference in foreign rate	0.4	0.4
Research & development	4.3	3.3
Change in valuation allowance	(19.5)	(16.2)
Share-based compensation	(0.4)	(0.6)
Other	(1.2)	(0.3)
Total provision	—%	0.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$27,470	$19,733
Share-based compensation	511	118
Research & development credits	5,073	2,317
Accrued expenses and other	—	119
Gross deferred tax assets	33,054	22,287
Valuation allowance	(32,062)	(21,908)
Net deferred tax asset	992	379
Deferred tax liabilities
Accrued expenses and other	(613)	—
Acquired in-process research and development	(668)	(677)
Net deferred tax liabilities	$(289)	$(298)

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. The Company’s acquired IPR&D intangible asset can be utilized as a source of income arising from the future reversal of temporary differences that can be offset against post 2017 indefinite-lived net operating losses (NOLs). Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOLs generated subsequent to January 1, 2018. The valuation allowance increased by $10.2 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes carryforwards of federal, state and foreign NOLs and tax credits as of December 31, 2019 and 2018, respectively (in thousands):

	December 31,
	2019	2018
Combined NOL Carryforwards:
Federal	$91,472	$64,520
State	113,587	81,807
Foreign	1,175	812

The NOL carryforwards begin expiring in 2032 for federal income tax purposes, and in 2032 for state  purposes. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, if changes in ownership of the company have occurred previously or occur in the future. As of December 31, 2019, the Company also has federal and state research and development tax credit carryforwards of $5.1 million that will begin to expire in 2032, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not ownership changes have occurred since inception. Certain state NOLs may also be limited, including Pennsylvania, which limits NOL utilization as a percentage of apportioned taxable income.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2019, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2016 through 2018 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

In December 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for the tax years beginning after December 31, 2017. The accounting for the income tax effect of the 2017 Tax Act was complete as of December 31, 2018.

12.	Related party transactions

IntellectMap provides advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by us with respect to IntellectMap during the years ended December 31, 2019 and 2018 were $0.3 million and $0.2 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.galeratx.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10 K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	3,537,946(2)	$5.17(3)	2,933,482
Equity compensation plans not approved by security holders	-	-	-
Total	3,537,946	$5.17	2,933,482
(1)

Consists of the Galera Therapeutics, Inc. Equity Incentive Plan, as amended (the “Existing Plan”), the 2019 Incentive Award Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

(2)	Includes 3,038,259 outstanding options to purchase stock under the Existing Plan and 499,687 outstanding options to purchase stock under the 2019 Plan.
(3)

As of December 31, 2019, the weighted-average exercise price of outstanding options under the Existing Plan was $4.02 and the weighted-average exercise price of outstanding options under the 2019 Plan was $12.18.

(4)

Includes 2,441,746 shares available for future issuance under the 2019 Plan and 491,736 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Existing Plan. The 2019 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the Existing Plan as of the effective date of the 2019 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2019 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP.

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019

3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.2	11/12/2019

4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019

4.2	Description of Securities					*

4.3	Second Amended and Restated Investors’ Rights Agreement, dated as of August 30, 2018, by and among Galera Therapeutics, Inc. and the investors party thereto, as amended	S-1/A	333-234184	4.2	10/28/2019

10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019

10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019

10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019

10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019

10.5#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Arthur J. Fratamico, R.Ph.	S-1/A	333-234184	10.6	10/28/2019

10.6#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.7	10/28/2019

10.7#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.9	10/28/2019

10.8#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019

10.9#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019

10.10#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019

10.11#	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy					*

10.12#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019

10.13†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019

21.1	Subsidiaries of Galera Therapeutics, Inc.	S-1	333-234184	21.1	10/11/2019

23.1	Consent of KPMG LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 10, 2020	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 10, 2020	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Director	March 10, 2020
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Christopher Degnan	Chief Financial Officer	March 10, 2020
Christopher Degnan	(principal financial and accounting officer)

/s/ Mike Powell, Ph.D.	Chairman of the Board of Directors	March 10, 2020
Michael Powell, Ph.D.

/s/ Lawrence Alleva	Director	March 10, 2020
Lawrence Alleva

/s/ Emmett Cunningham, M.D., Ph.D., MPH	Director	March 10, 2020
Emmett Cunningham, M.D., Ph.D., MPH

/s/ Jason Fuller, Ph.D.	Director	March 10, 2020
Jason Fuller, Ph.D.

/s/ Kevin Lokay	Director	March 10, 2020
Kevin Lokay