Form 10-Q
period 2020-03-31
Galera Therapeutics, Inc.
filed 2020-05-12
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, the registrant had 24,824,623 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the anticipated direct and indirect impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development costs, clinical trials and employees, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419); uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,578	$18,356
Short-term investments	98,939	93,934
Prepaid expenses and other current assets	4,501	5,280
Total current assets	125,018	117,570
Property and equipment, net	892	934
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease asset	745	815
Other assets	1,019	918
Total assets	$130,813	$123,376
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,640	$3,945
Accrued expenses	5,723	5,452
Lease liability	285	297
Total current liabilities	12,648	9,694
Royalty purchase liability	64,346	43,251
Lease liability, net of current portion	472	534
Deferred tax liability	289	289
Total liabilities	77,755	53,768
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 24,820,070 and 24,811,567 shares issued and outstanding at March 31, 2020 and December 31, 2019	25	25
Additional paid-in capital	232,114	230,895
Accumulated other comprehensive income	686	38
Accumulated deficit	(179,767)	(161,350)
Total stockholders’ equity	53,058	69,608
Total liabilities and stockholders’ equity	$130,813	$123,376

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$14,252	$8,502
General and administrative	3,566	1,894
Loss from operations	(17,818)	(10,396)
Other income (expenses):
Interest income	468	457
Interest expense	(1,095)	(439)
Foreign currency loss	28	29
Net loss	(18,417)	(10,349)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,011)
Net loss attributable to common stockholders	$(18,417)	$(12,360)
Net loss per share of common stock, basic and diluted	$(0.74)	$(41.12)
Weighted-average shares of common stock outstanding, basic and diluted	24,815,024	300,597

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(18,417)	$(10,349)
Unrealized gain on short-term investments	648	10
Comprehensive loss	$(17,769)	$(10,339)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

			Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
			Shares	Amount	capital	income	Deficit	Equity
Balance at January 1, 2020			24,811,567	$25	$230,895	$38	$(161,350)	$69,608
Share-based compensation expense			—	—	1,210	—	—	1,210
Exercise of stock options			8,503	—	9	—	—	9
Unrealized gain on short-term investments			—	—	—	648	—	648
Net loss			—	—	—	—	(18,417)	(18,417)
Balance at March 31, 2020			24,820,070	$25	$232,114	$686	$(179,767)	$53,058

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	income	Deficit	Deficit
Balance at January 1, 2019	96,385,795	$165,902	300,597	$—	$—	$3	$(104,823)	$(104,820)
Share-based compensation expense	—	—	—	—	499	—	—	499
Accretion of redeemable convertible preferred stock to redemption value	—	2,011	—	—	(499)	—	(1,512)	(2,011)
Unrealized gain on short-term investments	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(10,349)	(10,349)
Balance at March 31, 2019	96,385,795	$167,913	300,597	$—	$—	$13	$(116,684)	$(116,671)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(18,417)	$(10,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	46
Noncash interest expense	1,095	439
Share-based compensation expense	1,210	499
Reserve for tax incentive receivable	—	241
Deferred rent	—	(1)
Changes in operating assets and liabilities:
Tax incentive receivable	—	629
Prepaid expenses and other current assets	780	(1,072)
Other assets	(31)	(2)
Accounts payable	2,695	261
Accrued expense and other liabilities	196	380
Cash used in operating activities	(12,392)	(8,929)
Investing activities:
Purchases of short-term investments	(21,107)	(12,160)
Proceeds from sales of short-term investments	16,750	15,059
Purchase of property and equipment	(38)	(303)
Cash provided by (used in) investing activities	(4,395)	2,596
Financing activities:
Proceeds from royalty purchase agreement	20,000	—
Proceeds from exercise of stock options	9	—
Cash provided by financing activities	20,009	—
Net increase (decrease) in cash and cash equivalents	3,222	(6,333)
Cash and cash equivalents at beginning of period	18,356	14,811
Cash and cash equivalents at end of period	$21,578	$8,478
Supplemental schedule of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,011
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,408
Initial recognition of operating lease right-of-use asset and operating lease liability	$—	$1,084

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries, (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company’s lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic being developed for the reduction of severe oral mucositis (SOM). In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy with or without systemic therapy. The Company is currently evaluating avasopasem in a Phase 3 registrational trial (referred to as the ROMAN trial) for its ability to reduce the incidence and severity of SOM induced by radiotherapy in patients with locally advanced head and neck cancer (HNC), its lead indication, and in a Phase 2a trial for its ability to reduce the incidence of esophagitis induced by radiotherapy in patients with lung cancer. In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy (SBRT). The Company’s second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and has successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. The Company plans to leverage its observations from the ongoing avasopasem SBRT pilot Phase 1b/2a trial in locally advanced pancreatic cancer (LAPC) to prepare a GC4711 SBRT combination Phase 1b/2a safety and anti-cancer efficacy trial in non-small cell lung cancer (NSCLC).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $179.8 million as of March 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments, together with the expected payments from Blackstone Life Sciences (formerly known as Clarus Ventures) in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the Royalty Agreement (as defined below) and Amendment No. 1 to the Royalty Agreement, will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2022. See Notes 6 and 10.

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

2.	Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2019 and 2018 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2020 have not materially changed, except as set forth below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2020 and its results of operations for the three months ended March 31, 2020 and 2019, and statements of changes in redeemable convertible preferred stock and stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2020 and 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K and filed with the SEC on March 10, 2020.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include the fair value of common stock, prior to the IPO, share-based compensation assumptions, royalty purchase liability assumptions and accrued clinical trial expense.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. Management has made estimates regarding the impact of COVID-19 within the Company’s financial disclosures and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2020	2019
Stock options	4,557,673	3,142,879
Redeemable convertible preferred stock	—	19,061,502
	4,557,673	22,204,381

Amounts in the above table reflect the common stock equivalents for the redeemable convertible preferred stock.

Recent accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which removes and modifies some existing disclosure requirements and adds others. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

interim periods therein. The Company adopted this ASU on January 1, 2020 and it did not have an impact on the Company’s consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$19,946	$—	$—
Short-term investments	$98,939	$—	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,447	$—	$—
Short-term investments	$93,934	$—	$—

There were no changes in valuation techniques during the three months ended March 31, 2020. The Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4.	Property and equipment

Property and equipment consist of (amounts in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$786	$748
Computer hardware and software	218	218
Leasehold improvements	262	262
Furniture and fixtures	147	147
Property and equipment, gross	1,413	1,375
Less: Accumulated depreciation	(521)	(441)
Property and equipment, net	$892	$934

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $80,000 and $46,000 for the three months ended March 31, 2020 and 2019, respectively.

5.	Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31, 2020	December 31, 2019
Compensation and related benefits	$726	$1,160
Research and development expenses	4,842	3,882
Professional fees and other expenses	155	410
	$5,723	$5,452

6.	Royalty purchase liability

In November 2018, the Company entered into an Amended and Restated Purchase and Sale Agreement (the Royalty Agreement), with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Blackstone or Blackstone Life Sciences). Pursuant to the Royalty Agreement, Blackstone agreed to pay up to $80.0 million (the Royalty Purchase Price) in four tranches of $20.0 million each upon the achievement of specific Phase 3 clinical trial patient enrollment milestones. The Company received the first tranche of the Royalty Purchase Price in November 2018. In April 2019, the Company received $20.0 million in connection with the achievement of the second milestone under the Royalty Agreement. In February 2020, the Company received a $20.0 million payment in connection with the achievement of the third milestone under the Royalty Agreement.

The Company accounts for the Royalty Agreement as a debt instrument. The $60.0 million proceeds from the first three tranches under the Royalty Agreement have been recorded as a liability on the Company’s consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below which results in a corresponding increase in the liability balance. The Company recognized $1.1 million and $0.4 million in noncash interest expense during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the effective interest rate was 8.7%.

Blackstone is entitled to a mid single-digit percentage royalty based on the worldwide net sales of avasopasem and GC4711 (the Products). The royalty period will continue until the latest to occur of (i) the 12th anniversary of commercial launch of the Products, (ii) the expiration of the patents covering such Products, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Products from entering the market in such country.

If Blackstone fails to fund the remaining $20.0 million Royalty Purchase Price within two days of the conditions to the payment of such tranche having been satisfied, the Company may terminate its obligation to accept such tranche. In such an event, the Company’s royalty obligations to Blackstone shall be reduced to a low single-digit percentage.

The Royalty Agreement will remain in effect until the aggregate amount of the royalty payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Blackstone.

On May 11, 2020, the Company entered into Amendment No. 1 to Amended and Restated Purchase and Sale Agreement with Clarus IV Galera Royalty AIV, L.P. See Note 10.

7.	Leases

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and St. Louis, Missouri which, as of March 31, 2020, have remaining lease terms of approximately 3.0 and 0.9 years, respectively. The Company adopted ASC 842 on January 1, 2019 resulting in the recognition of a current operating lease liability of $0.3 million and a noncurrent operating lease liability of $0.8 million with a corresponding $1.1 million right-of-use (ROU) asset, which was based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 5.3%.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$745	$815

Other current liabilities	285	297
Operating lease liabilities	472	534
Total operating lease liabilities	$757	$831

The components of lease expense were as follows:

	Three months ended March 31,
	2020	2019
Operating lease costs
Operating lease rental expense	$74	$52
Interest on lease liabilities	10	14
Total operating lease liabilities	$84	$66

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$84	$66
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,084

Future minimum rental payments under the Company’s non-cancelable operating leases were as follows as of March 31, 2020 (amounts in thousands):

Remainder of 2020	$248
2021	259
2022	260
2023	44
Total	811
Less: imputed interest	(54)
$757

8.	Share-based compensation

In connection with the Company’s IPO, in November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Incentive Award Plan (the 2019 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the IPO. Upon effectiveness of the 2019 Plan, the Company ceased granting new awards under the Prior Plan (as defined herein).

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$594	$238
General and administrative	616	261
	$1,210	$499

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2020:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2020	3,537,946	$5.17
Granted	1,028,230	14.40
Exercised	(8,503)	1.07
Forfeited	—	—
Outstanding at March 31, 2020	4,557,673	$7.26	7.7
Vested and exercisable at March 31, 2020	2,189,443	$3.06	5.9
Vested and expected to vest at March 31, 2020	4,557,673	$7.26	7.7

As of March 31, 2020, the unrecognized compensation cost was $19.1 million and will be recognized over an estimated weighted-average amortization period of 3.5 years. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2020 was $16.6 million and $14.3 million, respectively. Options granted during the three months ended March 31, 2020 and 2019 had weighted-average grant-date fair values of $10.72 and $5.45 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the three months ended March 31, 2020 and 2019 was determined using the methods and assumptions discussed below.

•

The expected term of employee stock options with service-based vesting is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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
•

Prior to the Company’s IPO, its board of directors had periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Since the closing of the IPO, the Company’s board of directors has determined the price per share value of the Company’s common stock based on the closing price as reported by the NASDAQ Global Market on the date of the grant.

The grant date fair value of each option grant was estimated throughout the quarter using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2020	2019
Expected term (in years)	6.2	6.2
Expected stock price volatility	89.0%	91.0%
Risk-free interest rate	1.32%	2.47%
Expected dividend yield	0%	0%

9.	Related party transactions

IntellectMap provides advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by us with respect to IntellectMap during the three months ended March 31, 2020 and 2019 were $0.1 million and $0.1 million, respectively.

10.	Subsequent events

COVID-19

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed indefinitely the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which was planned for the first half of 2020, due to concerns with patient enrollment. This trial was expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure the Company is positioned to maintain the planned size of the safety database in a timely manner, with completion of enrollment now expected in the first half of 2021 and data now expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on its business. With this change in the ROMAN trial, the Company anticipates that the assumptions underlying its calculation of interest expense on the royalty purchase liability will change. The Company imputes interest expense on its royalty purchase obligations by estimating risk adjusted future royalty payments over the term of the Royalty Agreement which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Amendment to Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

On May 11, 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million, to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone.

Pursuant to the amended Royalty Agreement, in connection with the payment of each tranche of the Royalty Purchase Price, the Company has agreed to sell, convey, transfer and assign to Blackstone all of its right, title and interest in a high single-digit percentage of (i) worldwide net sales of the Products and (ii) all amounts received by the Company or its affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of the Company’s patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Product from entering the market in such country.

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Blackstone.

On May 11, 2020, as partial consideration for the Amendment, the Company issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of the Company’s common stock at an exercise price equal to $13.62 per share, each of which will become exercisable upon the receipt by Galera of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise date of each respective warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on March 10, 2020, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Our lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM. SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy with or without systemic therapy. In October 2018, we began evaluating avasopasem in a Phase 3 registrational trial, which we refer to as the ROMAN Trial, and we now expect to report top-line data from this trial in the second half of 2021. We believe avasopasem, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction in the incidence of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of avasopasem in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer. In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are also developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy, or SBRT. Our second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. We plan to leverage our observations from the ongoing avasopasem SBRT pilot Phase 1b/2a safety and anti-cancer efficacy trial in locally advanced pancreatic cancer, or LAPC, to prepare a GC4711 SBRT combination Phase 1b/2a trial in non-small cell lung cancer, or NSCLC.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures), receiving aggregate gross proceeds of $273.1 million through March 31, 2020. On November 12, 2019, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at the IPO price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of $5.0 million after deducting underwriting discounts and other offering costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $51.9 million and $23.7 million for the years ended December 31, 2019 and 2018, respectively, and $18.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had $120.5 million in cash, cash equivalents and short-term investments and an accumulated deficit of $179.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments, together with the expected payments from Blackstone Life Sciences in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the Royalty Agreement and Amendment No. 1 to the Royalty Agreement, entered into in May 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. See “Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)” below.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We have delayed indefinitely the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which was planned for the first half of 2020, due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. This trial was expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result, in order to ensure we are positioned to maintain the size of the safety database in a timely manner, the ROMAN trial target enrollment has been increased to approximately 450 patients, with completion of enrollment now expected in the first half of 2021 and data now expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on our business. We will continue to monitor and assess the COVID-19 pandemic in Europe regarding the initiation of the trial in Europe.

We continue to expect to report top-line data from our pilot, randomized, placebo-controlled Phase 1b/2a trial of avasopasem in combination with SBRT in patients with LAPC in the second half of 2020 and to commence a Phase 1b/2a trial with GC4711 in combination with SBRT in patients with non-small cell lung cancer, in a manner consistent with recent regulatory guidance to maintain the safety of participants and providers, in the second half of 2020, subject to the continuing impact of the COVID-19 pandemic on our business. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing given the severity and evolving nature of the situation, and we are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally.

Our third-party contract manufacturing partners continue to operate at or near normal levels. While we currently do not anticipate any material interruptions in our clinical trial supply or manufacturing scale-up activities, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trials supply or progress manufacturing scale-up activities.

In response to the spread of COVID-19, beginning in March 2020, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in our research and development laboratory.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020 and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Avasopasem manganese (GC4419)	$9,336	$5,175
GC4711	1,490	1,384
Other research and development expense	1,038	722
Personnel related and share-based compensation expense	2,388	1,221
	$14,252	$8,502

Research and development activities are central to our business model. Product candidates in later stages of clinical development, such as avasopasem, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for avasopasem and GC4711 and conduct other clinical trials for current and future product candidates and prepare regulatory filings for our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our product candidates, or when, if ever, material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials, or in our ability to negotiate agreements with clinical trial sites or CROs;
•	our ability to secure adequate supply of our product candidates for our trials;
•	the number of clinical sites included in the trials;
•	the ability and the length of time required to enroll suitable patients;
•	the number of patients that ultimately participate in the trials;
•	the number of doses patients receive;
•	any side effects associated with our product candidates;
•	the duration of patient follow-up;
•	the results of our clinical trials;
•	significant and changing government regulations;
•	the impact of unforeseen events, such as the COVID-19 pandemic, on our preclinical studies, clinical trials and manufacturing scale-up; and
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others.

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

Interest Expense

Interest expense consists of non-cash interest on proceeds received under the Royalty Agreement with Blackstone Life Sciences.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
	(unaudited)
Operating expenses:
Research and development	$14,252	$8,502	$5,750
General and administrative	3,566	1,894	1,672
Loss from operations	(17,818)	(10,396)	(7,422)
Other income (expense):
Interest income	468	457	11
Interest expense	(1,095)	(439)	(656)
Foreign exchange loss	28	29	(1)
Net loss	$(18,417)	$(10,349)	$(8,068)

Research and Development Expense

Research and development expense increased by $5.8 million from $8.5 million for the three months ended March 31, 2019 to $14.3 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase of $4.2 million for avasopasem development costs, due to greater patient enrollment and an increase in the number of clinical sites in our ROMAN trial, costs related to additional clinical trials including the Phase 2a trial for the treatment of esophagitis in patients with lung cancer, beginning additional toxicology studies of avasopasem and incurrence of costs associated with manufacturing scale-up activities. Personnel related and share-based compensation expense increased by $1.2 million primarily due to increases in employee headcount and grants of stock options to new and existing employees.

General and Administrative Expense

General and administrative expense increased by $1.7 million from $1.9 million for the three months ended March 31, 2019 to $3.6 million for the three months ended March 31, 2020. The increase was primarily due to increased employee headcount and share-based compensation expense, and increased insurance, professional fees and operating costs as a result of becoming a public company.

Interest Income

Interest income remained consistent between periods, with balances of $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Higher average invested cash balances during the three months ended March 31, 2020 were offset by lower average interest rates.

Interest Expense

We recognized $1.1 million and $0.4 million in non-cash interest expense during the three months ended March 31, 2020 and 2019, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences.

Liquidity and Capital Resources

Through March 31, 2020, we have funded our operations primarily through the sale and issuance of equity and $60.0 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $273.1 million. On November 12, 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. As of March 31, 2020, we had $120.5 million in cash, cash equivalents and short-term investments and an accumulated deficit of $179.8 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(12,392)	$(8,929)
Net cash provided by (used in) investing activities	(4,395)	2,596
Net cash provided by financing activities	20,009	—
Net increase (decrease) in cash and cash equivalents	$3,222	$(6,333)

Operating Activities

During the three months ended March 31, 2020, we used $12.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $18.3 million, partially offset by non-cash charges of $2.4 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $3.5 million in cash from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2019, we used $8.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $10.3 million, partially offset by $1.2 million in non-cash charges, principally related to share-based compensation expense and interest expense on our Royalty Agreement with Blackstone Life Sciences.

Investing Activities

During the three months ended March 31, 2020, we used $4.4 million of net cash in investing activities, primarily attributable to net purchases of our short-term investments.

During the three months ended March 31, 2019, investing activities provided $2.6 million in net cash proceeds, primarily attributable to $2.9 million in net sales of short-term investments, partially offset by $0.3 million for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $20.0 million, attributable to the proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, as disclosed below.

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

We anticipate that our expenses will increase substantially as we:

•	complete clinical development of avasopasem for the reduction of SOM in patients with locally advanced HNC, including our ongoing Phase 3 clinical trial;
•	prepare and file for regulatory approval of avasopasem for the reduction of SOM in patients with HNC;
•	advance our ongoing Phase 2a clinical trial of avasopasem for the reduction in the incidence of radiotherapy-induced esophagitis;
•	initiate and advance our planned Phase 1b/2a clinical trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with NSCLC;
•	seek to discover and develop additional clinical and pre-clinical product candidates;
•	scale up our clinical and regulatory capabilities;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional internal or external clinical, manufacturing and scientific personnel or consultants;

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
•	incur additional legal, accounting, insurance and other expenses in operating as a public company.

We expect our existing cash, cash equivalents and short-term investments, together with the expected payments from Blackstone Life Sciences in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the direct and indirect impact of COVID-19 on our business and operations;
•	the scope, progress, results and costs of pre-clinical studies and clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million, or the Royalty Purchase Price, in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN Trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, GC4711 and any pharmaceutical product comprising or containing avasopasem or GC4711, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We achieved the first milestone under the Royalty Agreement and received the first tranche of the Royalty Purchase Price in November 2018, received the second tranche of the Royalty Purchase Price in April 2019 in connection with the achievement of the second milestone under the Royalty Agreement, and received the third tranche of the Royalty Purchase Price in February 2020 in connection with the achievement of the third milestone under the Royalty Agreement.

On May 11, 2020, we entered into Amendment No. 1 to the Royalty Agreement, or the Amendment, with Clarus IV Galera Royalty AIV, L.P., or the Blackstone Purchaser. The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone.

Pursuant to the amended Royalty Agreement, in connection with the payment of each tranche of the Royalty Purchase Price, we have agreed to sell, convey, transfer and assign to Blackstone all of our right, title and interest in a high single-digit percentage of (i)  worldwide net sales of the Products and (ii) all amounts received by us or our affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of our patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Product from entering the market in such country.

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by us, unless earlier terminated pursuant to the mutual written agreement of us and Blackstone.

On May 11, 2020, as partial consideration for the Amendment, we issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of our common stock at an exercise price equal to $13.62 per share, each of which will become exercisable upon the receipt by Galera of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise date of each respective warrant.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the three months ended March 31, 2020 or 2019.

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

Subject to certain conditions, as an emerging growth company we may rely on certain exemptions and reduced reporting requirements, including, without limitation, (1) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, or December 31, 2024, (b) in which we have total annual gross revenues of $1.07 billion or more, or (c) in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 10, 2020. Except as disclosed below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Other Risks Related to Our Business

The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We have delayed indefinitely the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem manganese in patients with HNC undergoing standard-of-care radiotherapy, which was planned for the first half of 2020. This trial was expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner, with completion of enrollment now expected in the first half of 2021 and top-line data now expected in the second half of 2021, subject to the continued impact of the COVID-19 pandemic on our business. We will continue to monitor and assess the COVID-19 pandemic in Europe regarding the initiation of the trial in Europe. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, which may impact approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing or supply shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

•	refusal of the FDA to accept data from clinical trials in affected geographies;

•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and

•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Galera Therapeutics, Inc.

Date: May 12, 2020	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 12, 2020	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer