Form 10-Q
period 2020-09-30
Galera Therapeutics, Inc.
filed 2020-11-10
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 5, 2020, the registrant had 24,951,352 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,232	$18,356
Short-term investments	73,919	93,934
Prepaid expenses and other current assets	3,153	5,280
Total current assets	92,304	117,570
Property and equipment, net	1,073	934
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	603	815
Other assets	956	918
Total assets	$98,075	$123,376
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,013	$3,945
Accrued expenses	6,240	5,452
Lease liabilities	250	297
Total current liabilities	10,503	9,694
Royalty purchase liability	62,114	43,251
Lease liabilities, net of current portion	356	534
Deferred tax liability	289	289
Other liabilities	118	—
Total liabilities	73,380	53,768
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 24,912,516 and 24,811,567 shares issued and outstanding at September 30, 2020 and December 31, 2019	25	25
Additional paid-in capital	240,049	230,895
Accumulated other comprehensive income	123	38
Accumulated deficit	(215,502)	(161,350)
Total stockholders’ equity	24,695	69,608
Total liabilities and stockholders’ equity	$98,075	$123,376

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$12,133	$11,040	$40,225	$29,057
General and administrative	3,945	1,816	11,384	5,466
Loss from operations	(16,078)	(12,856)	(51,609)	(34,523)
Other income (expenses):
Interest income	235	426	1,055	1,397
Interest expense	(1,235)	(918)	(3,625)	(2,094)
Foreign currency gain (loss)	—	(3)	27	(38)
Net loss	(17,078)	(13,351)	(54,152)	(35,258)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,108)	—	(6,178)
Net loss attributable to common stockholders	$(17,078)	$(15,459)	$(54,152)	$(41,436)
Net loss per share of common stock, basic and diluted	$(0.69)	$(51.43)	$(2.18)	$(137.85)
Weighted-average shares of common stock outstanding, basic and diluted	24,874,805	300,597	24,840,822	300,597

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(17,078)	$(13,351)	$(54,152)	$(35,258)
Unrealized gain (loss) on short-term investments	(193)	(26)	85	52
Comprehensive loss	$(17,271)	$(13,377)	$(54,067)	$(35,206)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

			Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
			Shares	Amount	capital	income	Deficit	Equity
Balance at January 1, 2020			24,811,567	$25	$230,895	$38	$(161,350)	$69,608
Share-based compensation expense			—	—	1,210	—	—	1,210
Exercise of stock options			8,503	—	9	—	—	9
Unrealized gain on short-term investments			—	—	—	648	—	648
Net loss			—	—	—	—	(18,417)	(18,417)
Balance at March 31, 2020			24,820,070	25	232,114	686	(179,767)	53,058
Issuance of common stock warrants			—	—	4,712	—	—	4,712
Share-based compensation expense			—	—	1,453	—	—	1,453
Exercise of stock options			25,728	—	41	—	—	41
Unrealized loss on short-term investments			—	—	—	(370)	—	(370)
Net loss			—	—	—	—	(18,657)	(18,657)
Balance at June 30, 2020			24,845,798	25	238,320	316	(198,424)	40,237
Share-based compensation expense			—	—	1,505	—	—	1,505
Exercise of stock options			66,718	—	224	—	—	224
Unrealized loss on short-term investments			—	—	—	(193)	—	(193)
Net loss			—	—	—	—	(17,078)	(17,078)
Balance at September 30, 2020			24,912,516	$25	$240,049	$123	$(215,502)	$24,695

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	income	Deficit	Deficit
Balance at January 1, 2019	96,385,795	$165,902	300,597	$—	$—	$3	$(104,823)	$(104,820)
Share-based compensation expense	—	—	—	—	499	—	—	499
Accretion of redeemable convertible preferred stock to redemption value	—	2,011	—	—	(499)	—	(1,512)	(2,011)
Unrealized gain on short-term investments	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(10,349)	(10,349)
Balance at March 31, 2019	96,385,795	167,913	300,597	—	—	13	(116,684)	(116,671)
Share-based compensation expense	—	—	—	—	565	—	—	565
Accretion of redeemable convertible preferred stock to redemption value	—	2,060	—	—	(565)	—	(1,495)	(2,060)
Unrealized gain on short-term investments	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(11,558)	(11,558)
Balance at June 30, 2019	96,385,795	169,973	300,597	—	—	81	(129,737)	(129,656)
Share-based compensation expense	—	—	—	—	520	—	—	520
Accretion of redeemable convertible preferred stock to redemption value	—	2,107	—	—	(520)	—	(1,587)	(2,107)
Unrealized gain on short-term investments	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(13,351)	(13,351)
Balance at September 30, 2019	96,385,795	$172,080	300,597	$—	$—	$55	$(144,675)	$(144,620)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(54,152)	$(35,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272	188
Noncash interest expense	3,625	2,094
Share-based compensation expense	4,168	1,584
Reserve for tax incentive receivable	—	241
Deferred rent	—	7
Changes in operating assets and liabilities:
Tax incentive receivable	—	629
Prepaid expenses and other current assets	2,089	(2,732)
Other assets	212	(31)
Accounts payable	68	1,131
Accrued expense and other liabilities	631	762
Cash used in operating activities	(43,087)	(31,385)
Investing activities:
Purchases of short-term investments	(53,650)	(63,468)
Proceeds from sales of short-term investments	73,750	78,000
Purchase of property and equipment	(411)	(567)
Cash provided by investing activities	19,689	13,965
Financing activities:
Proceeds from royalty purchase agreement	20,000	20,000
Payment of deferred offering costs	—	(1,672)
Proceeds from exercise of stock options	274	—
Cash provided by financing activities	20,274	18,328
Net increase (decrease) in cash and cash equivalents	(3,124)	908
Cash and cash equivalents at beginning of period	18,356	14,811
Cash and cash equivalents at end of period	$15,232	$15,719
Supplemental schedule of non-cash financing activities:
Issuance of warrants in conjunction with amendment to the royalty purchase agreement	$4,712	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$6,178
Deferred offering costs included in accounts payable and accrued expenses	$—	$431
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$24
Initial recognition of operating lease right-of-use asset and operating lease liability	$—	$1,084

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries, (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company’s lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic being developed for the reduction of severe oral mucositis (SOM). In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy with or without systemic therapy. The Company is currently evaluating avasopasem in a Phase 3 registrational trial (referred to as the ROMAN trial) for its ability to reduce the incidence and severity of SOM induced by radiotherapy in patients with locally advanced head and neck cancer (HNC), its lead indication. It is also being studied in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with head and neck cancer undergoing standard-of-care radiotherapy and in a Phase 2a trial for its ability to reduce the incidence of esophagitis induced by radiotherapy in patients with lung cancer. In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy (SBRT). The Company’s second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and has successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. The Company leveraged its observations from the pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with locally advanced pancreatic cancer to prepare GC4711 clinical trials in combination with SBRT. The Company is currently evaluating GC4711 in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in non-small cell lung cancer and plans to initiate a Phase 2b trial of GC4711 in combination with SBRT in patients with pancreatic cancer.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $215.5 million as of September 30, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments, together with the expected payments from Blackstone Life Sciences (formerly known as Clarus Ventures) in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the Royalty Agreement and the Amendment (each as defined below), will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2022. See Note 6.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2020 and its results of operations for the three and nine months ended September 30, 2020 and 2019, and statements of changes in redeemable convertible preferred stock and stockholder’s equity (deficit) and cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K and filed with the SEC on March 10, 2020.

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

Research and Development Activities

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant).  Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the three and nine months ended September 30, 2020, the Company recorded a reduction to research and development expense of $0.2 million for expenses to which it is entitled to reimbursement under the Grant.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2020	2019
Stock options	4,475,467	3,099,089
Common stock warrants	550,661	—
Redeemable convertible preferred stock	—	19,061,502
	5,026,128	22,160,591

Amounts in the above table reflect the common stock equivalents for the redeemable convertible preferred stock.

COVID-19 Update

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, due to concerns with patient enrollment. In June 2020, the Company dosed the first patient in the trial. This trial was originally expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. The Company now expects to enroll approximately 35 patients in this trial and continues to monitor the COVID-19 pandemic in Europe regarding the enrollment prospects for this trial. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure the Company is positioned to maintain the planned size of the safety database in a timely manner. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on the Company’s business. With this change in the ROMAN trial, the assumptions underlying the Company’s calculation of interest expense on its royalty purchase liability have changed. The Company imputes interest expense on its royalty purchase obligations by estimating risk adjusted future royalty payments over the term of the Royalty Agreement, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates.

In September 2020, the Company initiated a pilot Phase 2 clinical trial of avasopasem to evaluate its ability to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19. The Company expects to report topline data from this trial in the first half of 2021.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,468	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,094	$—
U.S. Treasury obligations	68,825	—	—
Total short-term investments	$68,825	$5,094	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,447	$—	$—
Short-term investments	$93,934	$—	$—

There were no changes in valuation techniques during the nine months ended September 30, 2020. The Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment

Property and equipment consist of (amounts in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$1,119	$748
Computer hardware and software	229	218
Leasehold improvements	264	262
Furniture and fixtures	173	147
Property and equipment, gross	1,785	1,375
Less: Accumulated depreciation	(712)	(441)
Property and equipment, net	$1,073	$934

Depreciation expense was $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

5.	Accrued expenses

Accrued expenses consist of (amounts in thousands):

	September 30, 2020	December 31, 2019
Compensation and related benefits	$1,975	$1,160
Research and development expenses	3,958	3,882
Professional fees and other expenses	307	410
	$6,240	$5,452

6.	Royalty purchase liability

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

The Company accounts for the Royalty Agreement as a debt instrument. The $60.0 million proceeds from the first three tranches under the Royalty Agreement have been recorded as a liability on the Company’s consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below which results in a corresponding increase in the liability balance. The Company recognized $3.6 million and $2.1 million in noncash interest expense during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the effective interest rate was 8.0%.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and St. Louis, Missouri which, as of September 30, 2020, have remaining lease terms of approximately 2.4 and 0.3 years, respectively. The Company adopted FASB ASU No. 2018-11, Leases (Topic 842), on January 1, 2019 resulting in the recognition of a current operating lease liability of $0.3 million and a noncurrent operating lease liability of $0.8 million with a corresponding $1.1 million right-of-use (ROU) asset, which was based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2020	2019
Operating Leases
Right-of-use lease assets	$603	$815

Lease liabilities, current	250	297
Lease liabilities, net of current portion	356	534
Total operating lease liabilities	$606	$831

The components of lease expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs
Operating lease rental expense	$76	$71	$225	$192
Interest on lease liabilities	8	12	27	39
Total operating lease expense	$84	$83	$252	$231

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$344	$324
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,084

Future minimum rental payments under the Company’s non-cancelable operating leases were as follows as of September 30, 2020 (amounts in thousands):

Remainder of 2020	$80
2021	259
2022	260
2023	44
Total	643
Less: imputed interest	(37)
$606

8.	Share-based compensation

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$662	$274	$1,923	$787
General and administrative	843	246	2,245	797
	$1,505	$520	$4,168	$1,584

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2020:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2020	3,537,946	$5.17
Granted	1,108,573	14.04
Exercised	(100,949)	2.71
Forfeited	(70,103)	10.34
Outstanding at September 30, 2020	4,475,467	$7.35	7.2
Vested and exercisable at September 30, 2020	2,431,537	$3.92	5.7
Vested and expected to vest at September 30, 2020	4,475,467	$7.35	7.2

As of September 30, 2020, the unrecognized compensation cost was $16.2 million and will be recognized over an estimated weighted-average amortization period of 3.0 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2020 was $14.6 million and $13.4 million, respectively. Options granted during the nine months ended September 30, 2020 and 2019 had weighted-average grant-date fair values of $10.45 and $5.61 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the nine months ended September 30, 2020 and 2019 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The grant date fair value of each option grant was estimated throughout the quarter using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2020	2019
Expected term (in years)	6.2	6.2
Expected stock price volatility	89.3%	90.0%
Risk-free interest rate	1.26%	2.51%
Expected dividend yield	0%	0%

9.	Related party transactions

IntellectMap provides advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by us with respect to IntellectMap during the nine months ended September 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Our lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM. SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy with or without systemic therapy. In October 2018, we began evaluating avasopasem in a Phase 3 registrational trial, which we refer to as the ROMAN trial, and we expect to report topline data from this trial in the second half of 2021. We believe avasopasem, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction in the incidence of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of avasopasem in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from this trial in the first half of 2022. In June 2020, following a delay in the planned initiation of the trial due to the COVID-19 pandemic, the first patient was dosed in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. We expect to report topline data from this trial in the second half of 2021.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are also developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy, or SBRT. Our second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. In October 2020, we announced interim data from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with locally advanced pancreatic cancer, or LAPC. In the analysis of the intent-to-treat population, multiple endpoints to date show a positive trend in favor of improved anti-cancer efficacy with avasopasem compared to placebo. While many of the patients are early in their follow-up post treatment, addition of the dismutase mimetic to SBRT appears to improve overall survival (OS) versus placebo (HR=0.4, 95% CI: 0.12-1.11; median OS not yet reached for avasopasem vs. 38.7 weeks for placebo; p=0.06). Best overall response within the SBRT field was partial response, according to modified RECIST criteria, or better in 33% of avasopasem patients versus 17% of placebo patients. Five patients in the avasopasem arm and two in the placebo arm were surgically resected. Among the resected avasopasm patients, all five achieved clear margins (R0), compared to only one of the two in the placebo arm. Progression-free survival hazard ratio as of the cut-off date also appears to favor the avasopasem arm (HR=0.6, 95% CI: 0.23-1.56; p=0.29). Toxicity was comparable across both treatment arms, with no significant differences in overall or Grade 3 GI toxicity post-SBRT. The data presented included all patients followed for a minimum of three months and 19 for more than one year, with data through August 24, 2020. We plan to provide an update on this trial with at least one year of follow-up on all patients in the second half of 2021.

We leveraged our observations from the pilot LAPC trial to prepare our GC4711 clinical trials in combination with SBRT. We initiated a Phase 1/2 trial in patients with non-small cell lung cancer, or NSCLC, in October 2020, which we refer to as the GRECO-1 trial. The Phase 1/2 GRECO-1 trial is supported in part by a recently awarded Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to be a two stage trial with the first stage designed to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT, and the second stage to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT and a checkpoint inhibitor. We expect to report topline data from the first stage of this trial in the first half of 2022. We also plan to initiate a Phase 2b trial of GC4711 in combination with SBRT in patients with pancreatic cancer in the first half of 2021, which we refer to as the GRECO-2 trial.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures), receiving aggregate gross proceeds of $273.1 million through September 30, 2020. On November 12, 2019, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at the IPO price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of $5.0 million after deducting underwriting discounts and other offering costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $51.9 million and $23.7 million for the years ended December 31, 2019 and 2018, respectively, and $17.1 million and $54.2 million for the three and nine months ended September 30, 2020. As of September 30, 2020, we had $89.2 million in cash, cash equivalents and short-term investments and an accumulated deficit of $215.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. In June 2020, the first patient was dosed in this trial. This trial was originally expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. We now expect to enroll approximately 35 patients in this trial and continue to monitor the COVID-19 pandemic in Europe regarding the enrollment prospects for this trial. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on our business.

Mitigation activities to minimize COVID-19-related operation disruptions are ongoing given the severity and evolving nature of the situation, and we are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally.

In September 2020, we initiated a pilot Phase 2 clinical trial of avasopasem to evaluate its ability to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19. The randomized, double-blind, placebo-controlled Phase 2 trial is designed to assess the safety and efficacy of avasopasem in improving 28-day mortality, compared to placebo. The trial will enroll up to 50 hospitalized adult patients critically ill with COVID-19 at several sites across the U.S. We expect to report topline data from this trial in the first half of 2021.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020 and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Components of Results of Operations

Research and Development Expense

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•	personnel expenses, including salaries, benefits and share-based compensation expense for employees engaged in research and development functions;
•

costs of funding research performed by third parties, including pursuant to agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

•

expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

•	fees paid to consultants who assist with research and development activities;
•	expenses related to regulatory activities, including filing fees paid to regulatory agencies; and
•	allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.

We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to compensation, early research and other costs which are deployed across multiple projects under development.

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Avasopasem manganese (GC4419)	$7,867	$7,271	$25,776	$18,471
GC4711	966	1,566	3,935	4,367
Other research and development expense	898	436	3,180	1,425
Personnel related and share-based compensation expense	2,402	1,767	7,334	4,794
	$12,133	$11,040	$40,225	$29,057

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts, and to enable us to operate as a public company. These increases will likely include increased costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants and expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Operating expenses:
Research and development	$12,133	$11,040	$40,225	$29,057
General and administrative	3,945	1,816	11,384	5,466
Loss from operations	(16,078)	(12,856)	(51,609)	(34,523)
Other income (expense):
Interest income	235	426	1,055	1,397
Interest expense	(1,235)	(918)	(3,625)	(2,094)
Foreign currency gain (loss)	—	(3)	27	(38)
Net loss	$(17,078)	$(13,351)	$(54,152)	$(35,258)

Research and Development Expense

Research and development expense increased by $1.1 million from $11.0 million for the three months ended September 30, 2019 to $12.1 million for the three months ended September 30, 2020. Avasopasem development costs increased by $0.6 million, due to increased expenses in our ROMAN trial, costs related to additional clinical trials including the Phase 2a trial for the treatment of esophagitis in patients with lung cancer and the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC. In addition, personnel related and share-based compensation expense increased by $0.6 million primarily due to increases in employee headcount and grants of stock options to new and existing employees. These increases were partially offset by decreased avasopasem preclinical spend and decreased GC4711 development expenses.

Research and development expense increased by $11.2 million from $29.1 million for the nine months ended September 30, 2019 to $40.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $7.3 million for avasopasem development costs, due to increased expenses in our ROMAN trial, costs related to additional clinical trials including the Phase 2a trial for the treatment of esophagitis in patients with lung cancer and the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC, and incurrence of costs associated with manufacturing scale-up activities. In addition, personnel related and share-based compensation expense increased by $2.5 million primarily due to increases in employee headcount and grants of stock options to new and existing employees. These increases were partially offset by decreased avasopasem and GC4711 preclinical spend.

General and Administrative Expense

General and administrative expense increased by $2.1 million from $1.8 million for the three months ended September 30, 2019 to $3.9 million for the three months ended September 30, 2020. The increase was primarily due to increased employee headcount and share-based compensation expense, and increased insurance, professional fees and operating costs as a result of becoming a public company.

General and administrative expense increased by $5.9 million from $5.5 million for the nine months ended September 30, 2019 to $11.4 million for the nine months ended September 30, 2020. The increase was primarily due to increased employee headcount and share-based compensation expense, and increased insurance, professional fees and operating costs as a result of becoming a public company.

Interest Income

Interest income decreased from $0.4 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, to $0.2 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. Higher average invested cash balances during the three and nine months ended September 30, 2020 were more than offset by lower average interest rates.

Interest Expense

We recognized $1.2 million and $0.9 million in non-cash interest expense during the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $2.1 million in non-cash interest expense during the nine months ended September 30, 2020 and 2019, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences.

Liquidity and Capital Resources

Through September 30, 2020, we have funded our operations primarily through the sale and issuance of equity and $60.0 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $273.1 million. On November 12, 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. As of September 30, 2020, we had $89.2 million in cash, cash equivalents and short-term investments and an accumulated deficit of $215.5 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(43,087)	$(31,385)
Net cash provided by investing activities	19,689	13,965
Net cash provided by financing activities	20,274	18,328
Net increase (decrease) in cash and cash equivalents	$(3,124)	$908

Operating Activities

During the nine months ended September 30, 2020, we used $43.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $54.2 million, partially offset by non-cash charges of $8.1 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $3.0 million in cash from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2019, we used $31.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $35.3 million, partially offset by $3.9 million in non-cash charges, principally related to share-based compensation expense, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the nine months ended September 30, 2020, investing activities provided $19.7 million in net cash proceeds, primarily attributable to $20.1 million in net sales of our short-term investments, partially offset by $0.4 million for the purchase of property and equipment.

During the nine months ended September 30, 2019, investing activities provided $14.0 million in net cash proceeds, primarily attributable to $14.5 million in net sales of our short-term investments. These activities were offset by $0.6 million for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $20.3 million, primarily attributable to the $20.0 million in proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, as disclosed below.

During the nine months ended September 30, 2019, financing activities provided $18.3 million, primarily attributable to the $20.0 million in proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences. We also paid $1.7 million in offering costs in connection with our November 2019 IPO.

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

We anticipate that our expenses will increase substantially as we:

•	complete clinical development of avasopasem for the reduction of SOM in patients with locally advanced HNC, including our ongoing Phase 3 clinical trial;
•	prepare and file for regulatory approval of avasopasem for the reduction of SOM in patients with HNC;
•	advance our ongoing Phase 2a clinical trial of avasopasem for the reduction in the incidence of radiotherapy-induced esophagitis;
•	advance our ongoing Phase 1/2 clinical trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with NSCLC;
•	initiate and advance our planned Phase 2b clinical trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with pancreatic cancer;
•	advance our ongoing pilot Phase 2 clinical trial of avasopasem to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19;
•	advance our ongoing preclinical development activities for our existing product candidates;
•	seek to discover and develop additional preclinical and clinical product candidates and/or additional indications for our existing product candidates;
•	scale up our clinical and regulatory capabilities;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional internal or external clinical, manufacturing and scientific personnel or consultants;
•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
•	incur additional legal, accounting, insurance and other expenses in operating as a public company.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the direct and indirect impact of COVID-19 on our business and operations;
•	the scope, progress, results and costs of preclinical studies and clinical trials;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

In May 2020, we entered into Amendment No. 1 to the Royalty Agreement, or the Amendment, with Clarus IV Galera Royalty AIV, L.P., or the Blackstone Purchaser. The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone.

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

In May 2020, as partial consideration for the Amendment, we issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of our common stock at an exercise price equal to $13.62 per share, each of which will become exercisable upon the receipt by Galera of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise date of each respective warrant.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the three and nine months ended September 30, 2020 or 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. In April 2020, we delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem manganese in patients with HNC undergoing standard-of-care radiotherapy, and dosed the first patient in the trial in June 2020. This trial was originally expected to enroll up to 70 patients and contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. We now expect to enroll approximately 35 patients in this trial and continue to monitor the COVID-19 pandemic in Europe regarding the enrollment prospects for this trial. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continued impact of the COVID-19 pandemic on our business. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: November 10, 2020	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: November 10, 2020	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer