Form 10-K
period 2020-12-31
Galera Therapeutics, Inc.
filed 2021-03-11
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15-U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $111.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 5, 2021 was 24,976,142.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, our expectations regarding future payments from Blackstone, the sufficiency of our cash, cash equivalents and short-term investments, the anticipated impact of the COVID-19 pandemic on our business, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•

We are a clinical stage biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

•

We are heavily dependent on the success of our lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem) and if avasopasem does not successfully complete clinical development or receive regulatory approval, our business may be harmed.

•

We may need substantial funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

•

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

•

We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

•

If we are unable to establish our own sales, marketing and distribution capabilities, or enter into agreements with third parties to sell and market avasopasem or any other product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

•

We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed, and commercial supplies of avasopasem and our other product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected.

•

The successful commercialization of avasopasem or any other product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

•	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

v

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

SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. In October 2018, we began evaluating avasopasem in a Phase 3 registrational trial, which we refer to as the ROMAN trial, and we expect to report topline data from this trial in the second half of 2021. We believe avasopasem, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction in the incidence of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of avasopasem in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from this trial in the first half of 2022. In June 2020, following a delay in the planned initiation of the trial due to the COVID-19 pandemic, the first patient was dosed in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. We expect to report topline data from this trial in the second half of 2021.

Avasopasem has successfully completed two clinical trials to reduce SOM in patients with HNC undergoing intensity-modulated radiation therapy, or IMRT, and also receiving cisplatin, a chemotherapy drug. SOM is commonly defined as Grade 3 or Grade 4 oral mucositis on the World Health Organization, or WHO, scale. We demonstrated proof-of-concept with avasopasem for this indication in a randomized, double-blinded, placebo-controlled 223-patient Phase 2b trial. In the trial, avasopasem met the primary endpoint by demonstrating a statistically significant reduction in duration of SOM in the 90 mg treatment arm as compared to placebo, consistent with the results of our Phase 1b/2a SOM trial. The median duration of SOM in this arm was 1.5 days, a 92% reduction compared to placebo. Key secondary endpoints evaluating the incidence and severity of SOM also demonstrated substantial dose-dependent reductions of 34% and 47%, respectively, in the 90 mg treatment arm, and avasopasem was well tolerated in this trial. Severity is defined as the reduction in incidence of Grade 4 oral mucositis on the WHO scale. In addition, in this trial, consistent with results from our other clinical trials and preclinical studies to date, the anti-cancer efficacy of radiotherapy was maintained through two years when combined with avasopasem. Following consultation with the FDA, we initiated the ROMAN trial, a single confirmatory, randomized, placebo-controlled Phase 3 registrational trial of a 90 mg dose of avasopasem in patients with locally advanced HNC receiving radiotherapy. The primary endpoint of the ROMAN trial is the reduction in the incidence of SOM through the completion of radiotherapy.

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

Each year in the United States, approximately 65,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan. We estimate that approximately 65% of patients diagnosed with HNC will be treated with radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, which suggests a target patient population of approximately 42,000 patients in the United States alone for our lead indication.

Our market research suggests the potential for significant, rapid uptake of avasopasem for SOM, if approved. Based on a third-party claims database, we estimate that over 80% of radiotherapy treatments for HNC patients are performed at approximately 700 sites. We have conducted primary market research at 125 of these sites. Based on this market research, 72% of the sites have infusion capabilities to administer avasopasem and an additional 17% of the sites could develop the capabilities to infuse with modifications at their facilities. Of the facilities that currently have the ability to infuse, the respondents at these sites suggested they would recommend avasopasem to 55% of their patients with HNC receiving radiotherapy, which is relatively consistent with prior market research. In a separate survey that we conducted of 150 U.S. radiation oncologists, respondents stated that they would recommend avasopasem to 69% of their patients with HNC receiving radiotherapy in combination with chemotherapy or targeted therapy. Furthermore, 96% of these physicians stated that they would try avasopasem within the first twelve months of it becoming available and 77% of physicians stated that they would adopt avasopasem within the first 12 months of it becoming available. We believe, if approved, avasopasem would be prescribed by physicians as standard-of-care treatment for patients with HNC receiving radiotherapy.

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

We have expanded the evaluation of avasopasem into the reduction of radiotherapy-induced esophagitis, or mucositis of the esophagus, which often develops in patients receiving radiotherapy for lung, esophageal, breast or head and neck cancers or for lymphoma. Esophagitis is a frequent and radiotherapy-limiting side effect in these patients. Esophagitis can be life-threatening and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and it can require hospitalization. There are also no drugs approved by the FDA for the prevention or treatment of radiotherapy-induced esophagitis, with treatment options focused on minimizing the symptoms of the problem. These do not address the underlying cause of esophagitis. In January 2020, we announced the initiation of the Phase 2a AESOP trial for the reduction of the incidence of esophagitis in patients with lung cancer receiving IMRT.

Unlike existing treatment options that are largely palliative in nature, we believe avasopasem has the potential to address and mitigate the root cause of radiotherapy-induced mucositis, including OM and esophagitis. By removing superoxide, avasopasem is designed to reduce the damage radiotherapy causes to the patient’s normal tissue, and thereby reduce the incidence and severity of mucositis. In our on-going AESOP trial, we are seeking to reduce the incidence of Grade 2 or worse esophagitis as assessed by the National Cancer Institute, or NCI, Common Terminology Criteria for Adverse Events scale.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including SBRT. SBRT typically involves a patient receiving one to five large doses of radiotherapy, in contrast to the 30 to 35 small daily doses typical of IMRT. Cancer cells have been observed to be more susceptible than normal cells to increased levels of hydrogen peroxide. In our preclinical studies, we have observed increased anti-cancer efficacy of higher daily doses of radiotherapy in combination with our dismutase mimetics. In a preclinical study, we demonstrated that this increase in anti-cancer efficacy was due to the conversion of superoxide to hydrogen peroxide by our dismutase mimetics. This increased efficacy could be particularly important in settings where the anti-cancer efficacy of radiotherapy alone is insufficient to achieve the desired outcome. Clinically, SBRT is increasingly used in patients with certain tumors, such as those seen in locally advanced pancreatic cancer, or LAPC, and non-small cell lung cancer, or NSCLC, that are less responsive to the small daily doses typical of IMRT. Even with the use of SBRT, the opportunity for improvement in treatment outcomes is substantial.

To explore this opportunity, we successfully completed a pilot, randomized, placebo-controlled Phase 1/2 trial of avasopasem in combination with SBRT in patients with LAPC. In October 2020, we announced interim data from this trial. In the analysis of the intent-to-treat population, multiple endpoints showed a positive trend in favor of improved anti-cancer efficacy with avasopasem compared to placebo. While many of the patients were early in their follow-up post treatment, addition of the dismutase mimetic to SBRT appeared to improve survival and response rate versus placebo. Toxicity was comparable across both treatment arms, with no significant differences in overall or Grade 3 GI toxicity post-SBRT. The data presented included all patients followed for a minimum of three months and 19 for more than one year, with data through August 24, 2020. We plan to provide final data from this trial with at least one year of follow-up on all patients in the second half of 2021.

We leveraged our observations from the pilot LAPC trial to prepare our GC4711 clinical trials in combination with SBRT. We have successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers and initiated a Phase 1/2 trial in patients with NSCLC, in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the NCI of the National Institutes of Health, or NIH, for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT. Subsequently, we intend to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT and a checkpoint inhibitor. We expect to report initial data from this trial in the first half of 2022.

We also plan to initiate a Phase 2b trial of GC4711 in combination with SBRT in patients with LAPC in the first half of 2021, which we refer to as the GRECO-2 trial. The GRECO-2 trial is designed as a multicenter, randomized, double-blind, placebo-controlled study to determine the impact on overall survival by adding GC4711 to SBRT following chemotherapy in patients with LAPC.

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

We intend to commercialize avasopasem and our other current product candidates, if approved, by building a specialized sales and marketing organization of approximately 40 sales representatives focusing on radiation oncologists in the United States. We believe that this targeted sales organization would allow us to reach the concentrated prescribing base of approximately 4,000 U.S. radiation oncologists, who we believe are among the physicians most likely to use avasopasem and our other product candidates. Outside the United States, we may seek to establish collaborations to maximize the commercial opportunities for avasopasem and our other product candidates.

Our management team has extensive drug development and commercialization experience ranging from discovery through market registrational and commercial launches.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the effectiveness of vaccines and vaccine distribution efforts, and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We delayed the initiation of the EUSOM trial due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned overall size of the safety database in a timely manner. We have since completed enrollment in the EUSOM trial and continue to monitor the COVID-19 pandemic in Europe and any potential impact on the data readout for this trial, which is expected in the second half of 2021. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on our business.

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

We have also implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and development activities at our laboratory and are taking precautionary measures to protect our employees working in our facilities in such capacities.

Our Pipeline

The following table summarizes our product candidates:

Our Strategy

Our mission is to transform cancer therapy by reducing normal tissue toxicity induced by radiotherapy and to improve the lives of patients with cancer. We are also seeking to increase the anti-cancer efficacy of radiotherapy with the use of our dismutase mimetics. Key elements of our strategy are as follows:

•

Complete development and obtain FDA approval of avasopasem for the reduction of radiotherapy-induced toxicities. Avasopasem has received Breakthrough Therapy Designation from the FDA for the reduction of SOM induced by radiotherapy, with or without systemic therapy. We are currently evaluating avasopasem in a Phase 3 registrational trial to reduce the incidence of SOM in patients receiving radiotherapy for locally advanced HNC. We are also evaluating avasopasem in a Phase 2a trial to reduce the incidence of esophagitis in patients receiving radiotherapy for lung cancer. Based upon the outcomes of our ongoing trials, we may initiate additional clinical trials for avasopasem to reduce radiotherapy-induced toxicities in other cancer indications. We may also pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, of presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis and/or other radiotherapy-induced toxicities as medically accepted indications in published drug compendia, notwithstanding that these indications may not be approved by the FDA.

•

Build a commercial infrastructure in the United States. We intend to commercialize avasopasem, if approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically-oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 4,000 radiation oncologists in the United States. We also expect to leverage this sales organization to commercialize GC4711, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of avasopasem and our other product candidates.

•

Advance the development of GC4711 in combination with SBRT to increase the anti-cancer efficacy of radiotherapy. Based on extensive preclinical research results and positive interim data from our pilot LAPC trial, we believe that GC4711 has the potential to increase the anti-cancer efficacy and safety profile of SBRT. We successfully completed Phase 1 trials with GC4711 in healthy volunteers and initiated a Phase 1/2 trial with GC4711 in combination with SBRT in patients with NSCLC in October 2020. In addition, we expect to initiate a Phase 2b trial with GC4711 in combination with SBRT in patients with LAPC in the first half of 2021.
•

Develop additional novel dismutase mimetics and formulations. We intend to leverage our expertise in superoxide dismutase mimetics to continue to develop novel compounds that are intended to reduce normal tissue toxicity from radiotherapy and increase the anti-cancer efficacy of radiotherapy. Additionally, we believe we can broaden the utility of GC4711 or other novel dismutase mimetics in our portfolio by formulating them for oral delivery or other routes of administration. We are currently evaluating multiple formulations of GC4711 and other novel compounds. In addition, we intend to seek new applications for our dismutase mimetics, including other potential combinations in cancer therapy.

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

Artificially increasing SOD levels, by gene overexpression or administering recombinant SOD enzyme, has been shown in third-party preclinical and clinical studies to reduce radiotherapy-induced normal tissue toxicities, including mucositis. The preclinical studies have also suggested that increasing SOD levels can increase the anti-cancer efficacy of radiotherapy. Current therapeutic applications of the SODs themselves, however, have been limited by their following characteristics:

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

•	Safety. We have observed our dismutase mimetics to be well-tolerated in our preclinical studies and clinical trials in patients.
•	Synthesis. We have developed an efficient and cost-effective manufacturing process.

In radiotherapy, we believe our dismutase mimetics have the potential to reduce normal tissue toxicity by removing excessive superoxide. We have demonstrated this in preclinical models not only of mucositis, but also radiotherapy damage to the lungs, liver and other organs. Importantly, our dismutase mimetics do not interfere with the anti-cancer efficacy of radiotherapy, as demonstrated in preclinical tumor models and in our placebo-controlled Phase 2b SOM trial in patients with HNC.

There is also the potential to increase the anti-cancer efficacy of SBRT, where our dismutase mimetics generate high daily doses of hydrogen peroxide. Preclinically we have shown this effect in a variety of cancer types, including head and neck, pancreatic, lung and breast cancer and, when SBRT is combined with immune checkpoint inhibitor therapy. Given the combination of reduced normal tissue toxicity and increased anti-cancer efficacy of radiotherapy, we believe that our dismutase mimetics can transform radiotherapy.

We currently have two dismutase mimetic candidates in clinical development, avasopasem and GC4711. Leveraging our expertise, we plan to continue to develop novel compounds and believe we can broaden the utility of our technology by formulating one or more candidates for oral delivery or other routes of administration.

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

All of the patients with locally advanced HNC being treated with standard-of-care radiotherapy are at risk for developing SOM and based on observations from multiple studies, we estimate that approximately 70% will develop SOM and between 20% to 30% will develop Grade 4 OM.

In a survey we conducted of 150 U.S. radiation oncologists, OM was identified as the most burdensome side effect caused by radiotherapy in patients being treated for HNC. OM was also characterized as the side effect most likely to cause treatment interruptions.

Current Treatment Landscape and Limitations

There are currently no FDA-approved drugs for the treatment of OM in patients with HNC. In 2020, MASCC / ISOO published an update to the leading clinical practice guidelines for the management of OM. These guidelines, which are summarized below, underscore how limited the existing approaches are for the management of OM in patients with HNC, and that these approaches have been largely palliative to date.

•

Basic oral care. The guidelines suggest the use of basic oral care protocols to prevent OM across all cancer modalities; however, the guidelines indicate the clinical evidence is weak in supporting the effectiveness of this approach.

•

Anti-inflammatory agents. The guidelines recommend the use of benzydamine mouthwash to prevent OM in patients with HNC receiving radiotherapy doses up to 50 gray without concomitant chemotherapy and suggest the use of benzydamine for patients with HNC receiving radiotherapy with chemotherapy.

•	Antimicrobials, coating agents, anesthetics, and analgesics. The guidelines suggest the use of 0.2% morphine mouthwash to treat pain associated with OM in patients with HNC.
•

Laser and other light therapy. The guidelines recommend the use of low-level laser therapy to prevent OM in patients with HNC receiving radiotherapy. However, some evidence suggests that low-level laser therapy may have long-term carcinogenic effects, so MASCC / ISOO advices the clinician to inform patients about the expected benefits and potential risks of this therapy.

•	Cryotherapy. The guidelines recommend the use of 30 minutes of oral cryotherapy to prevent OM in certain cancer patients, not including those receiving radiotherapy for HNC.
•

Natural and other miscellaneous agents. The guidelines suggest oral glutamine to prevent OM in patients with HNC receiving radiotherapy. The suggestion is with caution because of the higher mortality rate seen in patients undergoing hematopoietic stem cell transplantation who receive parenteral glutamine. The guidelines also suggest the use of honey to prevent OM in patients with HNC receiving radiotherapy, with or without chemotherapy.

These MASCC / ISOO guidelines demonstrate that there is a high unmet need for the treatment or prevention of OM in patients with HNC, driven by the lack of clear efficacy of the existing treatment options. This unmet need is further demonstrated by the findings from our survey of 150 U.S. radiation oncologists, where only 19% and 21% of physicians, respectively, stated that topical agents are effective in preventing or reducing the incidence of SOM and in treating or reducing the duration of SOM in patients with HNC. The respondents also stated that effectiveness in preventing or reducing the incidence of SOM was the most important product attribute. The FDA has also acknowledged this unmet need and the lack of effective therapies for the reduction of the duration, incidence and severity of SOM induced by radiotherapy by granting avasopasem Fast Track and Breakthrough Therapy Designation.

Our Solution: Avasopasem for Radiotherapy-Induced Severe Oral Mucositis

Avasopasem is a potent and highly selective small molecule dismutase mimetic we are developing for the reduction of SOM in patients with HNC. We believe avasopasem, which to date is not approved for any indication, has the potential to address shortcomings associated with current approaches and become the standard of care treatment for SOM in patients with locally advanced HNC.

Potential Benefits of Avasopasem for Severe Oral Mucositis

We believe that avasopasem has the potential to be the first FDA-approved drug and the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy, with the following benefits:

•

Mechanism of action designed to address the root cause of OM: Unlike existing treatment options that are largely symptomatic and reactive in nature, we believe avasopasem has the potential to address and mitigate the root cause of OM. Avasopasem is designed to rapidly convert superoxide to hydrogen peroxide, reducing mucosal damage and thereby the incidence and severity of mucositis.

•

Compelling Randomized Phase 2b clinical data: Results from our Phase 2b trial demonstrate the potential benefits of avasopasem across all evaluated parameters of SOM. Avasopasem has received Fast Track and Breakthrough Therapy Designation from the FDA.

•

Maintenance of anti-cancer efficacy of radiotherapy: Two-year follow-up clinical data from our Phase 2b trial for avasopasem in patients with locally advanced HNC showed similar rates of tumor control and survival between avasopasem and placebo with no observed decrease in the anti-cancer efficacy of radiotherapy. We believe this is significant as maintenance of anti-cancer efficacy of radiotherapy is of key importance to physicians when considering new drugs to manage side effects of radiotherapy.

•	Higher patient adherence: The intravenous formulation of avasopasem, administered in a clinical setting by a health care provider, promotes higher patient adherence, optimizing clinical outcomes.

Clinical Development of Avasopasem for Severe Oral Mucositis

Below is a summary of our clinical development of avasopasem for the reduction of SOM in patients with locally advanced HNC.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 3 registrational trial for SOM in patients with locally advanced HNC receiving radiotherapy (ROMAN trial) Commenced in October 2018	• Randomized, double-blinded, multi-center, placebo-controlled • Two arms: 90 mg and placebo • Approximately 450 patients

•     Primary objective: evaluate efficacy of avasopasem relative to placebo in reducing the incidence of SOM

•     Key secondary objectives: evaluate efficacy of avasopasem relative to placebo in reducing:

•     the severity of SOM

•     the number of days of SOM experienced by all patients

•     One-year tumor outcomes and two-year survival rates will be collected

• Enrollment expected to be completed in 1H 2021. • Topline data expected in 2H 2021.
Phase 2a trial for SOM in patients with locally advanced HNC receiving radiotherapy (EUSOM trial) Commenced in June 2020	• Multi-center in Europe • 90 mg avasopasem given before each of typically 35 radiotherapy fractions • 38 patients	• Primary objective: assess safety of avasopasem in combination with IMRT and cisplatin • Key secondary objective: evaluate efficacy of avasopasem in reducing the incidence of SOM	• Topline data expected in 2H 2021.
Phase 2b trial for SOM in patients with locally advanced HNC receiving radiotherapy Completed	• Randomized, double-blinded, multi-center, placebo-controlled • Three arms: 30 mg, 90 mg and placebo • 223 patients

•     Primary objective: assess efficacy of avasopasem relative to placebo in reducing the duration of SOM

•     Key secondary objectives: assess efficacy of avasopasem relative to placebo in reducing:

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

•     Primary objectives:

•     evaluate safety and tolerability of avasopasem in combination with IMRT and cisplatin

•     determine a maximum tolerated dose

•     Key secondary objectives: assess potential of avasopasem to reduce the incidence, severity and duration of SOM

•     One-year tumor outcomes

• Avasopasem was well tolerated • Maximum tolerated dose was not reached • One-year tumor outcomes consistent with historical control studies

*	p-value represents the chance that the observed results occurred by chance alone. A p-value of less than 0.05 is considered statistically significant.

Ongoing ROMAN Trial (Phase 3)

In February 2018, avasopasem was granted Breakthrough Therapy Designation by the FDA for the reduction of SOM induced by radiotherapy, with or without systemic therapy. As part of our correspondence with the FDA, we received the following guidance:

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

In October 2018, we initiated a randomized, double-blinded, multicenter, placebo-controlled Phase 3 trial of avasopasem in patients with locally advanced HNC receiving radiotherapy, which we refer to as the Reduction in Oral Mucositis with Avasopasem Manganese trial, or ROMAN trial. We plan to enroll approximately 450 patients in a 3:2 randomization favoring the avasopasem 90 mg treatment arm. Like our Phase 1b/2a and Phase 2b trials, the eligible population is patients with locally advanced, squamous cell HNC who are eligible for seven weeks of standard-of-care radiotherapy.

ROMAN Trial Design (n≈450 patients)

The primary endpoint of the ROMAN trial is the reduction in the incidence of SOM through the radiotherapy period for patients being treated with 90 mg of avasopasem as compared to placebo received as a 60-minute intravenous infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients will be assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment.

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

We expect to complete enrollment in the ROMAN trial by the first half of 2021 and to report topline data from this trial in the second half of 2021. If these results are positive, we plan to submit an NDA to the FDA.

Ongoing Phase 2a Trial in Patients with HNC in Europe (EUSOM Trial)

In June 2020, we initiated a Phase 2a multi-center trial of avasopasem in Europe evaluating avasopasem in combination with IMRT and concurrent cisplatin in patients with locally advanced HNC, which we refer to as the EUSOM trial.

The primary objective of this trial is to assess the safety of avasopasem in combination with IMRT and concurrent cisplatin. Secondary objectives include, among others, the reduction in the incidence of SOM through the radiotherapy period.

We have completed enrollment in the EUSOM trial and expect to report topline data from this trial in the second half of 2021.

Phase 2b Trial in Patients with HNC

In December 2017, we announced positive topline data from a Phase 2b trial in 223 patients with locally advanced HNC being treated with IMRT and concurrent cisplatin at multiple sites in the United States and Canada. The trial was a randomized, double-blinded, placebo-controlled trial assessing the effects of avasopasem on the median duration, incidence and severity of SOM. Patients received 30 mg of avasopasem, 90 mg of avasopasem or placebo as a 60-minute infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients were assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment. If SOM was present in a patient at the end of the course of his or her radiotherapy treatment, that patient continued to be evaluated weekly for up to eight additional weeks.

Phase 2b Trial Design (n=223)

The primary endpoints of the trial were reduction in the duration of SOM in the 90 mg and 30 mg treatment arms. Duration was defined as the number of days from when a patient was first assessed with SOM until the first day that patient was assessed with Grade 2 or less OM, with no subsequent occurrences of SOM.

In this trial, the 90 mg treatment arm of avasopasem demonstrated a statistically significant reduction compared to placebo on the primary endpoint (p=0.024). The median duration of SOM in this arm was 1.5 days, a 92% reduction compared to placebo.

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

Safety Profile of Both Avasopasem Doses was Comparable to

Standard-of-Care Chemoradiotherapy (Placebo)

The percentage of patients with the most common adverse events in the Phase 2b trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

Most Frequent AEs (any grade)	Placebo (n=72)	30 mg avasopasem (n=73)	90 mg avasopasem (n=72)
Lymphopenia	89%	92%	88%
Nausea	75%	68%	82%
Fatigue	69%	60%	65%
Oropharyngeal pain	64%	63%	61%
Constipation	53%	59%	64%
Radiation skin injury	47%	51%	53%
Vomiting	47%	52%	49%
Dysgeusia (taste)	49%	55%	43%
Dysphagia	43%	42%	47%
Weight decreased	35%	40%	44%
Oral candidiasis	29%	45%	43%
Leukopenia	39%	37%	39%

Phase 1b/2a Trial in Patients with HNC

In August 2016, we completed a Phase 1b/2a, open-label, multi-center, dose escalation trial of the safety, tolerability, pharmacodynamic and pharmacokinetic properties of avasopasem in combination with radiotherapy and concurrent cisplatin in 46 patients with locally advanced HNC. The objectives of this trial were to evaluate the safety and tolerability of avasopasem and to assess the potential of avasopasem to reduce the duration, incidence and severity of SOM.

In this trial, patients were assigned to treatment duration groups based upon the dose and duration of dosing of avasopasem received and we observed that the incidence, duration, and severity of SOM through six weeks of radiotherapy (with patients receiving a cumulative radiotherapy dose of 60 Gy) decreased for patients who received six to seven weeks of avasopasem. In the group receiving six to seven weeks of avasopasem, 29% of patients experienced SOM, with a median duration of 2.5 days, and no patients experienced Grade 4 OM. Avasopasem was well tolerated and a maximum tolerated dose was not reached.

Patients in the trial were followed for tumor outcomes at one-year post-radiotherapy. The observed LRC, DM-free, PFS, and OS rates in 44 patients evaluable for tumor outcome at one year were 93%, 93%, 84% and 93%, respectively. We believe these outcomes are similar to the outcomes observed in historical control studies, suggesting that avasopasem does not decrease the anti-cancer efficacy of radiotherapy.

Radiotherapy-Induced Esophagitis

Radiotherapy-induced esophagitis is a common and debilitating adverse effect that develops in patients receiving radiotherapy, most commonly for lung, esophageal, breast or head and neck cancers or for lymphoma. Radiotherapy-induced esophagitis is inflammation, edema, erythema, and erosion of the mucosal surface of the esophagus caused by radiotherapy. Esophagitis can be life-threatening, and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and may require hospitalization. The severity of esophagitis is graded using the Common Terminology Criteria for Adverse Events, which is a five-point grading scale:

Grade	Description
1	Patients are asymptomatic with only clinical observations
2	Patients are symptomatic with altered eating or swallowing, with oral supplements indicated
3	Patients exhibit severely altered eating or swallowing requiring tube feeding, total parenteral nutrition or hospitalization
4	Patient requires urgent operative intervention; condition is life-threatening
5	Results in death

Radiotherapy-induced esophagitis potentially represents a larger market opportunity than OM. In lung cancer (our first target market for esophagitis), there are approximately 230,000 new patients annually in the United States, of which approximately 50,000 are treated with radiotherapy. The overall frequency of Grade 2 or higher esophagitis in patients receiving radiotherapy for the treatment of lung cancer is approximately 50%. The results of our survey of 150 U.S. radiation oncologists suggested that they view OM data as being representative of potential efficacy in esophagitis, which we believe supports the feasibility of exploring the use of avasopasem for the reduction of esophagitis.

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

Our Solution: Avasopasem for Radiotherapy-Induced Esophagitis

Unlike existing treatment options that are largely palliative in nature, we believe avasopasem has the potential to address and mitigate the root cause of radiotherapy-induced esophagitis. By removing superoxide, avasopasem is designed to reduce the damage radiotherapy ordinarily causes to the patient’s esophageal mucosa, and thereby reduce the incidence of radiotherapy-induced esophagitis. We believe avasopasem has the potential to become the standard of care for the reduction in the incidence of radiotherapy-induced esophagitis in patients with lung cancer.

Clinical Development of Avasopasem for Esophagitis

Below is a summary of our clinical development of avasopasem for the treatment of esophagitis.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 2a trial for esophagitis in patients with lung cancer receiving IMRT (AESOP trial) Ongoing	• 90 mg avasopasem given before each of typically 30 radiotherapy fractions • Approximately 60 patients	• Primary objective: assess efficacy of avasopasem in reducing the incidence of Grade 2 or higher esophagitis	• Announced first patient dosed in January 2020. • Topline data expected in 1H 2022.

Ongoing Phase 2a Trial in Patients with Lung Cancer (AESOP Trial)

In January 2020, we announced the initiation of a Phase 2a trial of avasopasem in combination with radiotherapy with concurrent chemotherapy in approximately 60 patients with lung cancer, which we refer to as the AESOP trial.

The primary endpoint of the trial is to assess the efficacy of avasopasem in reducing the incidence of Grade 2 or higher esophagitis in these patients.

We expect to report topline data from the AESOP trial in the first half of 2022.

Increasing Anti-Cancer Efficacy of Radiotherapy

As cancer cells are much more sensitive than normal cells to elevated hydrogen peroxide, we believe the conversion of excess superoxide to hydrogen peroxide by our dismutase mimetics has the potential to increase the anti-cancer efficacy of radiotherapy. We are evaluating our dismutase mimetics to determine their ability to increase the anti-cancer efficacy of high daily doses of radiotherapy, which we have demonstrated in our preclinical studies. This increased efficacy could be particularly important in settings where the current anti-cancer efficacy of radiotherapy alone is insufficient to achieve the desired outcome.

Locally Advanced Pancreatic Cancer Overview

Pancreatic cancer is a disease in which solid tumors form in the tissues of the pancreas. It is a particularly aggressive form of cancer and represents the third-leading cause of cancer deaths in the United States with approximately 57,000 new diagnoses and 46,000 deaths estimated in 2019. In the five largest European markets and Japan, there were approximately 109,000 new pancreatic cancer diagnoses in 2018. Over 30% of newly-diagnosed patients have non-metastatic disease that is unresectable due to the location of the primary tumor or its relationship to the surrounding vasculature. The first line of treatment for patients with unresectable tumors is chemotherapy. For those patients whose tumors remain unresectable following chemotherapy, SBRT is an emerging treatment option. Even with SBRT as an option, patients with pancreatic cancer often have a poor prognosis, with a five-year survival rate of only approximately 10%. As a result, there remains a large unmet need to increase the effectiveness of disease management and ultimately improve outcomes for patients.

Non-Small Cell Lung Cancer Overview

According to the NCI, lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that in 2018 there were approximately 234,000 new cases of lung cancer (both NSCLC and small cell lung cancer) in the United States and approximately 154,000 deaths. Approximately 175,000 patients are diagnosed with NSCLC each year in the United States, and are typically treated with some combination of surgery, radiotherapy, chemotherapy and immunotherapy, depending on the severity of their disease, and SBRT is an established radiotherapy treatment for some forms of NSCLC. Even with all these current treatment options,

NSCLC is the leading cause of cancer deaths in the United States with an estimated 142,670 deaths in 2019. As such, improving the effectiveness of lung cancer treatment and improving patient outcomes represents a significant unmet need.

Our Solution: GC4711 for Increasing Anti-Cancer Efficacy in Patients Receiving SBRT

GC4711 is our second dismutase mimetic product candidate. We are specifically targeting GC4711, an analog of avasopasem, with the goal of increasing the anti-cancer efficacy of SBRT. Based on our extensive preclinical data and positive interim data from our pilot LAPC trial, we believe GC4711 has the potential to increase the anti-cancer efficacy of radiotherapy, and that it may also protect normal tissue during SBRT. By adding GC4711 to an SBRT regimen, we believe that our dismutase mimetics’ conversion of superoxide to hydrogen peroxide may increase the anti-cancer efficacy of radiotherapy at current doses.

Phase 1 Trials

In December 2017, we completed a Phase 1 single-dose trial of intravenously-administered GC4711 in Australia. In March 2020, we completed a second Phase 1 trial of the dose and schedule of GC4711 administered by 15-minute intravenous infusions to healthy volunteers in Australia.

In these trials, GC4711 was observed to be well tolerated. There were no Grade 3, 4, or 5 adverse events, and no adverse events led to withdrawal from these trials. We used the results of these trials to identify the dose and schedule of GC4711 to be studied in future trials and to support an Investigative New Drug Application, or IND, filing for intravenous GC4711 delivered via 15-minute infusion.

Preclinical Results

We have observed in multiple xenograft and syngeneic tumor mouse models a strong correlation between the daily dose of radiation and the increase in anti-cancer efficacy with our dismutase mimetics. Notably, we observed that many of the mice at the highest daily dose of radiotherapy with a dismutase mimetic became tumor-free. The results of one such study, in which mice bearing NSCLC xenograft tumors received 24 mg/kg of avasopasem daily for five days concurrent with one of four different radiotherapy dosage regimens, are depicted below. For example, 5 Gy x 5 RT indicates that the mice received five daily doses of five Gy each. These radiotherapy regimens were selected because, without the addition of our dismutase mimetic, each should produce an equivalent reduction in tumor growth. The data reflects that expected result, but the increase in anti-cancer efficacy with addition of the dismutase mimetic increases significantly at the higher daily doses of radiotherapy.

H1299 Human NSCLC Tumors in Mice

5 Gy x 5 RT	7 Gy x 3 RT	10 Gy x2 RT	18 Gy x 1 RT

In another preclinical study, mice bearing pancreatic cancer xenograft tumors treated with a single 12 Gy dose demonstrated a meaningful decrease in tumor volume when avasopasem was added, as depicted below. We believe that this result shows that our dismutase mimetics have the potential to synergize with SBRT to rapidly convert superoxide to hydrogen peroxide and exploit cancer cells’ increased sensitivity to hydrogen peroxide to promote cancer cell death.

Panc-1 Human Pancreatic Tumors in Mice
Average Tumor Volume (mm³)
1500
1000
500
0
Control
GC4419
12 Gy
12 Gy + GC4419
0
20
40
60
80
100
Days Post Treatment

Additional preclinical studies have provided further evidence supporting our dismutase mimetics’ biological mechanism in combination with radiotherapy in solid tumors. To test the hypothesis that our dismutase mimetics’ conversion of superoxide to hydrogen peroxide increases the anti-cancer efficacy of radiotherapy, we genetically engineered NSCLC tumors to overexpress catalase enzyme when triggered. This overexpression of catalase, a native enzyme that rapidly removes hydrogen peroxide, blocked the dismutase mimetic’s synergy with radiotherapy in an experiment similar to the ones described above.

H1299^CAT Human NSCLC Tumors in Mice
Average Tumor Volume (mm³)
2000
1500
1000
500
0
0
20
40
60
Days Post Treatment
Vehicle
GC4419
18 Gy x 1 RT
18 Gy + GC4419
18 Gy + dox
18 Gy + GC4419 + dox

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

The clinical research community is also exploring the possibility of increasing the anti-cancer efficacy of SBRT by combining it with checkpoint inhibitor immunotherapy, merging the targeted efficacy of radiotherapy with the demonstrated durability of checkpoint therapy. In preclinical models combining our dismutase mimetics with SBRT and anti-PD-1, anti-PD-L1 or anti-CTLA4 checkpoint therapy, this triple combination was more effective than combinations of SBRT combined with checkpoint therapy or SBRT combined with dismutase mimetic. The triple combination increased control of the irradiated primary tumors and also appeared to reduce the metastatic spread of the cancer and even controlled pre-existing tumors outside the radiation field. Based upon these data, we believe there is an opportunity to assess the combination of SBRT, checkpoint therapy and GC4711 as a novel approach to treating various cancers.

Clinical Development for Increasing Anti-Cancer Efficacy

Below is a summary of our clinical development of our dismutase mimetics for increasing the anti-cancer efficacy of radiotherapy.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 1b/2a pilot trial of avasopasem in patients with LAPC Commenced in February 2018 Future trials in this indication planned to be conducted with GC4711

•     Adaptive SBRT dose escalation trial

•     Three dose levels of SBRT being evaluated with each patient receiving five doses of SBRT

•     SBRT daily dose levels range from 10 Gy/dose to 12 Gy/dose

•     Two arms: 90 mg and placebo

•     42 patients

•     Primary objective: determine the maximum tolerated dose of SBRT when combined with avasopasem relative to placebo

•     Key secondary objectives: assess progression-free survival and overall response rate (at 90 days) with 90 mg avasopasem relative to placebo

• Interim results announced in October 2020. • Final data with at least one year of follow-up on all patients expected in 2H 2021.
Phase 1/2 trial of GC4711 in patients with NSCLC (GRECO-1 trial) Commenced in October 2020

•     Open-label safety run-in of SBRT and GC4711 in approximately 5 patients

•     Followed by randomized, double-blind, Phase 2 trial of SBRT and GC4711

•     Two arms: 100 mg and placebo

•     Approximately 66 patients

•     Primary objective: safety and improvements in measures of pneumonitis

•     Key secondary objectives: objective response rate, progression-free survival and overall survival with 100 mg GC4711 relative to placebo

• Initial data expected in 1H 2022.
Phase 2b trial of GC4711 in patients with LAPC (GRECO-2 trial) Planned	• Randomized, double-blinded, multi-center, placebo-controlled • Two arms: 100 mg and placebo • Approximately 160 patients

•     Primary objective: overall survival with 100 mg GC4711 relative to placebo

•     Key secondary objectives: progression-free survival, locoregional tumor control, distant metastasis rate, surgical resection outcomes, and objective response rate with 100 mg GC4711 relative to placebo

• Trial enrollment expected to commence in 1H 2021.

Phase 1/2 Pilot Trial of Avasopasem in Patients with LAPC

The primary objective of this trial was to determine the maximum tolerated daily dose of SBRT in conjunction with our dismutase mimetic, with secondary measures assessing, among others, OS, PFS, resectability and overall response rate compared to placebo.

In October 2020, we announced interim data from this trial. In the analysis of the intent-to-treat population, multiple endpoints showed a positive trend in favor of improved anti-cancer efficacy with avasopasem compared to placebo. While many of the patients were early in their follow-up post treatment, addition of the dismutase mimetic to SBRT appeared to improve survival and response rate versus placebo. Toxicity was comparable across both treatment arms, with no significant differences in overall or Grade 3 GI toxicity post-SBRT. The interim data from this trial enabled us to select the dose of SBRT for our subsequent trial in this indication, the GRECO-2 trial, of five daily doses at 10 Gy/dose. The data presented included all patients followed for a minimum of three months and 19 for more than one year, with data through August 24, 2020.

We plan to provide final data from this trial with at least one year of follow-up on all patients in the second half of 2021.

Ongoing Phase 1/2 Trial of GC4711 in Patients with NSCLC (GRECO-1 Trial)

In October 2020, we initiated a Phase 1/2 trial of GC4711 in combination with SBRT in patients with NSCLC, which we refer to as the GRECO-1 trial. We intend for this trial to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT. Subsequently, we intend to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT and a checkpoint inhibitor.

Approximately 5 patients will be a part of the Phase 1 open-label safety run-in portion of the trial. Following the safety run-in cohort, up to 66 NSCLC patients with locally advanced disease will receive GC4711 with SBRT or placebo with SBRT over five consecutive weekdays in the randomized, double-blind, placebo-controlled Phase 2 portion of trial.

The primary objective of the trial is to assess safety and improvements in measures of pneumonitis. Key secondary objectives, among others, include objective response rate, PFS and OS.

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the NCI of the NIH for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We expect to report initial data from the GRECO-1 trial in the first half of 2022.

Planned Phase 2b Trial of GC4711 in Patients with LAPC (GRECO-2 Trial)

We plan to initiate a randomized, double-blinded, multicenter, placebo-controlled Phase 2b trial of GC4711 in combination with SBRT in patients with LAPC, which we refer to as the GRECO-2 trial. We expect to enroll approximately 160 patients in this trial.

The primary objective of this trial is to determine the impact on OS by adding GC4711 to SBRT following chemotherapy in patients with unresectable or borderline resectable nonmetastatic pancreatic cancer. Key secondary objectives, among others, will include PFS, locoregional tumor control, distant metastasis rate, surgical resection outcomes, and objective response rate.

We expect to initiate enrollment in the GRECO-2 trial in the first half of 2021.

Oral and Other Formulations

Preclinical studies conducted by us suggest that GC4711 and other novel dismutase mimetics in our portfolio can also be delivered by other routes of administration beyond intravenous. We are currently evaluating multiple formulations of GC4711 and these other novel compounds for future potential development.

Clinical Development of Avasopasem for COVID-19

Below is a summary of our clinical development of avasopasem for the treatment of COVID-19.

Trial and Status	Trial Design	Trial Objectives	Trial Milestones
Phase 2 pilot trial for COVID-19 in critically ill hospitalized adult patients Ongoing	• Randomized, double-blinded, multi-center, placebo-controlled • Two arms: 90 mg and placebo • Up to 50 patients	• Primary objective: assess 28-day mortality with 90 mg avasopasem relative to placebo	• Topline data expected in 1H 2021.

Ongoing Phase 2 Pilot Trial in Critically Ill Patients with COVID-19

In September 2020, we announced the initiation of a randomized, double-blinded, multicenter, placebo-controlled Phase 2 pilot trial of avasopasem in up to 50 hospitalized patients who are critically ill with COVID-19.

The primary endpoint of the trial is to assess the efficacy of avasopasem in improving 28-day mortality compared to placebo. Patients receive 90 mg of avasopasem or placebo as a 3-hour intravenous infusion twice daily for seven days. The trial will also collect additional data, among others, related to the requirement for intensive care, mechanical ventilation, and organ function.

We expect to report topline data from this trial in the first half of 2021.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-grade, or cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP requirements and we maintain our avasopasem product candidate in refrigerated conditions prior to intravenous infusion. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We believe that we have sufficient quantities of drug substance and drug product to supply our current Phase 3 and Phase 2a trials of avasopasem for the reduction of SOM and radiotherapy-induced esophagitis, respectively. We are in the process of implementing a redundant supply chain for avasopasem drug substance and drug product, with long-term agreements in place, to provide the drug substance and drug product prior to submission of an NDA.

We also may elect to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future. We believe that our standardized manufacturing process can be transferred to a number of other CMOs for the production of clinical and commercial supplies of our product candidates in the ordinary course of business.

Commercialization

Our aim is to become a fully integrated biopharmaceutical company. At our current stage, we have not yet established a commercial organization or distribution capabilities. We intend to commercialize avasopasem, if successfully developed and approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 4,000 radiation oncologists in the United States, who treat patients using an even smaller number of radiation machines. There are approximately 2,500 radiotherapy treatment sites in the United States. Based on a third-party claims database, we estimate that over 80% of radiotherapy treatments for HNC patients are performed at approximately 700 sites. Because of the limited number of physicians concentrated around a smaller number of radiation machines, we believe we can effectively commercialize avasopasem, if approved, in the United States with a small, focused commercial organization. We also expect to leverage this sales organization to commercialize GC4711, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of avasopasem and our other product candidates.

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

Many of our potential competitors may have significantly greater financial resources, a more established presence in the market, and more expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These potential competitors may also compete with us in recruiting and retaining top qualified scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of avasopasem, GC4711 and any of our other product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are currently no FDA-approved drugs for the treatment of OM in patients with HNC and no FDA-approved drugs or established guidelines for the treatment of radiotherapy-induced esophagitis.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for avasopasem, GC4711 and any of our other product candidates, manufacturing methods and processes, novel discoveries, and other know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our product candidates and other proprietary technologies, inventions and improvements, including claims related to composition of matter and methods of use, that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications

As of December 31, 2020, our owned and currently pending and/or in-force patent portfolio consisted of approximately 19 issued U.S. patents, 9 pending U.S. patent applications, 117 issued foreign patents including 7 issued European patents that have been validated in many European countries, and 104 pending foreign applications.

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

The two most advanced product candidates in our portfolio, avasopasem and GC4711, are protected by issued patents with claims directed to composition of matter and method of use. Avasopasem is covered by a composition of matter patent in the United States that has a natural expiration date in 2022. However, we believe the avasopasem composition of matter patent may be eligible for a patent term extension under the Hatch-Waxman Act of no more than four and a half years which, if granted, could result in an expiration date in 2027. GC4711 is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. However, we believe the GC4711 composition of matter patent may be eligible for a patent term extension of at least about two years which, if granted, could result in an expiration date in 2038. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and if we are successful in obtaining a patent term extension of approximately two and a half years which we believe should be available, could result in an expiration date in early 2030. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of avasopasem, including that being tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032, and if we are successful in obtaining a patent term extension which we believe should be available, could result in an expiration date in 2034. When including only current issued patents and related patent term extensions, our product candidate patent portfolio is projected to expire between 2027 and 2038 in the United States. Additional pending or future patent applications may supplement or extend this patent portfolio.

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

Trademarks and Trade Secrets

As of December 31, 2020, our owned and currently pending and/or in-force trademark portfolio consisted of 2 registered U.S. trademarks, 6 pending U.S. trademark applications, 14 registered foreign trademarks, and 10 pending foreign trademark applications.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences, or Blackstone. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million, or the Royalty Purchase Price, in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, GC4711 and any pharmaceutical product comprising or containing avasopasem or GC4711, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively, under the Royalty Agreement.

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

If Blackstone fails to fund the full amount of any remaining tranche of the Royalty Purchase Price within two business days of the conditions to the payment of such tranche having been satisfied, we may terminate our obligation to accept such tranche and any additional remaining tranches. In such event, Blackstone’s aggregate right, title and interest in the Product Payments shall be reduced to a low single-digit percentage.

Under the amended Royalty Agreement, if we commercialize our product candidates, we must establish a trained sales force sufficiently in advance of the anticipated commercial launch of our products. Along with other conditions, we may not grant any exclusive right or license under our patents and know-how related to our product candidates to any third party without the prior written consent of Blackstone. In addition, we may not enter into any out-license that would expressly allow a third party to use our intellectual property to develop or commercialize a product that is competitive with the Products.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent IRB, at each clinical site before each trial may be initiated;
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

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical studies may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical trials or preclinical studies in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

FDA Expedited Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare professionals, as well as similar foreign laws in the jurisdictions outside the U.S. Violations of such laws, or any other governmental regulations that apply, may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting and oversight obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the Affordable Care Act was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The Affordable Care Act contained a number of provisions, including those governing enrollment in federal healthcare programs and reimbursement adjustments. Additionally, the Affordable Care Act increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded of eligibility criteria for Medicaid programs, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act.  The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act in its entirety, although it is unclear how the Supreme Court will rule.  In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and further reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from the comparable regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country.  Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, or EU, for example, a clinical trial authorization, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a CTA from the competent authority, and a positive opinion from an independent ethics committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees.  Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

Marketing Authorizations

In the European Union, medicinal products can only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit a marketing authorization application, or MAA. The application used to file the NDA in the United States is similar to that required in the European Union, with the exception of, among other things, country‑specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

Essentially, there are two types of MAs. The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the EMA’s CHMP, or Committee for Medicinal Products for Human Use, which is valid across the entire territory of the European Union. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

National MAs, which are issued by the competent authorities of the EU member states and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two‑year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years, a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU or member state regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the European Union, such as countries in Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA and the General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of December 31, 2020, we had 38 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the years ended December 31, 2020 and 2019 were $74.2 million and $51.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $235.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•	continue our clinical development of our product candidates;
•	advance our programs into more expensive clinical trials;
•	advance our ongoing research and preclinical development activities for our existing product candidates;
•	increase our manufacturing needs or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to identify, assess, acquire or develop additional product candidates;
•

make royalty or other payments under any royalty or purchase agreements, including our Amended and Restated Purchase and Sale Agreement, or the Royalty Agreement, as amended, by and among us, Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or, collectively, Blackstone or Blackstone Life Sciences (formerly Clarus);

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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining regulatory approval, and manufacturing, marketing and selling any product candidates for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing activities as we continue enrolling patients in and complete our Phase 3 ROMAN trial of avasopasem for the reduction in the incidence of severe oral mucositis, or SOM, in patients with locally advanced HNC, seek marketing approval for avasopasem, pursue clinical trials and marketing approval of avasopasem in other indications, pursue clinical trials and marketing approval of GC4711 and advance any of our other product candidates we may develop or otherwise acquire. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020, together with the expected payments from Blackstone in the amount of $57.5 million upon the achievement of certain clinical milestones in the ROMAN trial, and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We expect to achieve these clinical enrollment milestones in the first half of 2021. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the results, time and cost necessary for completing our ongoing and planned clinical trials;
•	the number, size and type of any additional clinical trials;
•

the costs, timing and outcomes of seeking and potentially obtaining approvals from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, or the Competent Authorities of the member states of the European Union, or EU, including the potential for the FDA or comparable regulatory authorities to require that we conduct more studies and trials than those that we currently expect to conduct and the costs of post-marketing studies or risk evaluation and mitigation strategies, or REMS, that could be required by regulatory authorities;

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Dislocations in the financial markets may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our lead product candidate, avasopasem, and if avasopasem does not successfully complete clinical development or receive regulatory approval, our business may be harmed.

We currently have no products that are approved for commercial sale. We have not completed the development of any product candidates and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of avasopasem, through clinical trials and the regulatory approval process, as well as the commercialization of avasopasem following regulatory approval, if received. Accordingly, our business currently depends heavily on the successful completion of our ROMAN trial and subsequent regulatory approval and commercialization of avasopasem.

We cannot be certain that avasopasem will receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market avasopasem in the United States until we receive approval of a New Drug Application, or NDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization.

We have not yet demonstrated our ability to complete later-stage or pivotal clinical trials, and there can be no assurance that our Phase 3 ROMAN trial of avasopasem will produce results sufficient for us to submit an NDA or differentiate our product from currently available treatment options for the reduction of SOM in patients with HNC. For example, as a result of the appearance of trace amounts of visible fine particles identified through stability testing of our avasopasem drug product candidate, our two INDs for avasopasem were temporarily placed on clinical hold in May and July 2019, respectively, following our April 2019 decision to voluntarily suspend dosing of avasopasem in all active clinical trials. We have since identified the particles as manganese carbonate, determined that the particles do not present safety or efficacy concerns for patients who may already have been dosed and have designed the manufacturing process to reduce formation of the particles. The FDA lifted the clinical holds in August 2019. Subsequently, in our ongoing stability testing of avasopasem, we have observed the appearance of visible manganese carbonate particles in drug product batches stored at room temperature (25°C) or refrigerated conditions. In our active clinical trials, we have notified the FDA that we are adding a filtration step to the preparation procedure for both avasopasem and placebo before administration to trial subjects to remove any particles that might form in the future, and we have notified the FDA of the reasons for this change. There can be no assurance that we will be able to eliminate the formation of particles such as manganese carbonate, that a similar or different manufacturing issue will not occur, or that one or more of our programs will not be placed on clinical hold in the future.

As a result of the clinical hold on our ROMAN trial, the data from the approximately 30 patients in the trial that did not complete dosing with avasopasem during the time the trial was on clinical hold will not be considered for purposes of our efficacy analysis in the trial. However, the data from these patients will be considered for purposes of evaluating the safety of avasopasem in our ROMAN trial. Following the lifting of the clinical hold, we increased the size of our ROMAN trial from 335 patients to approximately 365 patients.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials of avasopasem. We delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. In June 2020, the first patient was dosed in this trial. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the overall planned size of the safety database in a timely manner.

In addition, our Phase 3 ROMAN trial may not demonstrate a statistically significant difference for the active 90 mg dose compared to placebo for the primary endpoint. Any failure to demonstrate a statistically significant difference compared to placebo would adversely impact the potential for regulatory approval, if any, of avasopasem in the United States. Furthermore, even if the statistical difference compared to placebo is achieved for the primary endpoint, we may not be able to demonstrate such differences for our secondary endpoints. As such, even if we were able to obtain approval for avasopasem, these key secondary endpoints would not be mentioned in the U.S. label, which could potentially adversely affect product differentiation.

We have not submitted an NDA for avasopasem or any other marketing authorization application for any other product candidates to the FDA or any comparable application to any other regulatory authority. Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

•	we may not be able to demonstrate that avasopasem is effective as treatments for any of our targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
•	the relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase our costs and prolong our development timelines;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
•	the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•

the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials and ability to obtain market approvals;

•

the FDA or other relevant regulatory authorities may not find the data from preclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of avasopasem outweigh their safety risks;

•	the FDA or other relevant regulatory authorities may not be convinced that avasopasem has an acceptable safety profile;
•

the FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the preclinical studies and clinical trials of avasopasem, or may require that we conduct additional studies;

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

In addition, interim, topline and preliminary data, such as the interim data on our pilot Phase 1b/2a trial of avasopasem in combination with SBRT in patients with LAPC, that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data. We may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline, and preliminary data should be viewed with caution until final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.

Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements with our CROs governing their committed activities, and the ability to audit their performance, we have limited influence over their actual performance. We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

We may experience delays in initiating our clinical trials and we cannot be certain that the trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure related to:

•	the FDA or comparable foreign regulatory authorities, such as the Competent Authorities of the member states of the EU, disagreeing as to the design or implementation of our clinical trials;
•	the size of the study population for further analysis of the study’s primary endpoints;
•	obtaining regulatory approval to commence a trial;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities, such as the Competent Authorities of the member states of the EU. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, such as the Competent Authorities of the member states of the EU, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

We plan to conduct clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.

We have conducted certain of our clinical trials outside the United States, and we plan to conduct additional clinical trials outside the United States. For example, we conducted a Phase 1 dose and schedule escalation study of GC4711 in healthy volunteers in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, such as the EMA or the Competent Authorities of the member states of the EU. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. To date, patients treated with our product candidates have experienced drug-related side effects including lymphopenia, nausea, fatigue, oropharyngeal pain, constipation, radiation skin injury and vomiting.

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

Our clinical trials include cancer patients who are very sick and whose health may deteriorate, and we expect that additional clinical trials of our other product candidates will include similar patients with potentially deteriorating health. It is possible that some may die during our clinical trials for various reasons, including because the patient’s underlying disease continues to advance despite treatment, or because the patient experiences medical problems that may not be related to our product candidate. For example, during the treatment phase of our Phase 2b trial of avasopasem, there was one non-treatment-related death in each of the placebo, 30 mg treatment and 90 mg treatment arms. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidates.

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

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, such as the EMA or the Competent Authorities of the member states of the EU, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. We may experience difficulty in identifying and enrolling patients in such a trial, if one were to be required, which could interrupt, delay or halt the process of obtaining regulatory approval of our dismutase mimetics.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical studies or clinical testing or abandon a program for many reasons, including:

•	the FDA or the applicable foreign regulatory agency’s disagreement with the design or implementation of our clinical trials;
•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

For example, in an effort to optimize scale-up efficiencies for avasopasem, we implemented certain changes to the manufacturing process related to the order of addition of ingredients. However, subsequent to this manufacturing change trace amounts of visible fine particles were observed in the drug product. Following notification to the FDA in April 2019 that we had voluntarily suspended dosing of avasopasem in all active clinical trials until we were able to resolve the issue, our INDs for avasopasem were temporarily placed on clinical hold. While we have now modified the manufacturing process and the FDA lifted the clinical holds in August 2019, and subsequently we added a filtration step to the preparation procedure for both avasopasem and placebo before administration to trial subjects to remove any particles that might form in the future, there can be no assurance that a similar or different manufacturing issue will not occur and one or more of our programs will not be placed on clinical hold in the future.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of avasopasem and GC4711. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for avasopasem or GC4711 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

While we have received Breakthrough Therapy Designation for avasopasem, we may not receive such designation for our other product candidates, and such designation for avasopasem or any other product candidate may not lead to a faster development or regulatory review or approval process and will not increase the likelihood that our product candidates will receive marketing approval.

We have received Breakthrough Therapy Designation from the FDA for avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. We may also seek Breakthrough Therapy Designation for any other product candidates that we may develop. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification. Similarly, our products may not qualify for similar programs in other jurisdictions, such as the PRIME scheme in the EU.

We have received Fast Track Designation for avasopasem, and we may seek such designation for some or all of our other product candidates. We may not receive such designation, and even for those product candidates for which we do, it may not lead to a faster development or regulatory review or approval process and will not increase the likelihood that product candidates will receive marketing approval.

We have received Fast Track Designation from the FDA for avasopasem for the reduction of the severity and incidence of radiation and chemotherapy-induced OM, and we may seek Fast Track Designation and review for some or all of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and preclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for Fast Track Designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track Designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Similarly, our products may not qualify for similar expedited approval routes in other jurisdictions, such as accelerated assessment in the EU.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions, such as the European Commission, the EMA or the Competent Authorities of the member states of the EU, must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Additionally, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU—UK Trade and Cooperation Agreement, or TCA, which became binding on both the EU and the United Kingdom on January 1, 2021, and awaits the final agreement of the remaining 27 EU Member States. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU.  The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains about how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal. Further, the United Kingdom’s withdrawal from the European Union has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU has adopted Regulation (EU) No 536/2014 (Clinical Trials Regulation, or CTR) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded or replaced by the Biden administration. The policies and priorities of the Biden administration are unknown and may materially impact the regulatory framework governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies, including the Component Authorities of the EU member states, strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Physicians may nevertheless prescribe such drugs to their patients in a manner that is inconsistent with the approved label. For example, if we obtain approval for avasopasem for the reduction in the incidence of SOM in patients with locally advanced HNC receiving radiotherapy, we may pursue a strategy for avasopasem for the reduction of radiotherapy-induced esophagitis by presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support use of avasopasem under these circumstances as a medically accepted indication in published drug compendia, notwithstanding the fact that we may not seek approval for avasopasem for radiotherapy-induced esophagitis by the FDA. Even if we are successful in obtaining Category 1 or Category 2A status from NCCN for avasopasem for the reduction of esophagitis, we will nevertheless be restricted from marketing and promoting the product for the reduction of esophagitis unless and until it is approved by the FDA for such indication.

If we are found to have promoted off-label uses, or if the government takes the position that our presenting clinical data related to off-label uses of avasopasem to NCCN or other drug compendia publishers to establish compendia-listed indications constitutes off-label promotion, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. The same applies in foreign jurisdictions, including the European Union.

Risks Related to Our Dependence on Third Parties

We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have engaged a CRO to conduct our ongoing Phase 3 registrational trial for avasopasem for the reduction in the incidence of SOM in patients with locally advanced HNC receiving radiotherapy, our ongoing Phase 2a trial of avasopasem for the reduction in the incidence of esophagitis in patients with lung cancer receiving radiotherapy, our ongoing Phase 2a trial of avasopasem in Europe for the reduction of SOM in patients with locally advanced HNC receiving radiotherapy, our ongoing Phase 1/2 trial of GC4711 in patients with NSCLC, receiving SBRT, our planned Phase 2b trial of GC4711 in patients with LAPC, receiving SBRT, and expect to engage a CRO for future clinical trials of avasopasem, GC4711 and any other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of avasopasem, GC4711 and any other product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential revenue.

We contract with third parties for the manufacture and supply of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of avasopasem and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture our product candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. If our current or future suppliers are unable to supply us with sufficient raw materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new raw material manufacturers.

We may be unable to establish any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, qualifying and validating such manufacturers may take a significant period of time and reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•	the possible increase in costs for the raw materials or drug substance in avasopasem or any of our other product candidates; and
•	the possible termination or nonrenewal of any agreement by any third party at a time that is costly or inconvenient for us.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the timing of market introduction;
•	the efficacy, safety and potential advantages compared to alternative treatments, including for avasopasem;
•	our ability to offer our products for sale at competitive prices;
•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•

the perception by members of the healthcare community, including physicians or patients, that the process of administering our product candidates, including our intravenous infusion procedure, is not unduly cumbersome;

•	the clinical indications for which our product candidates are approved;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the limited number of infusion sites where our product candidates can be administered;
•	our ability to successfully develop, or make arrangements with third-party manufacturers for, commercial manufacturing processes for any of our product candidates that receive regulatory approval;
•	our ability to hire and retain a sales force in the United States;
•	the strength of marketing and distribution support;
•	the recognition of uses for our products as medically accepted indications in recognized drug compendia;
•	the availability of third-party coverage and adequate reimbursement for avasopasem and any other potential product candidates;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

If we are unable to establish our own sales, marketing and distribution capabilities, or enter into agreements with third parties to sell and market avasopasem or any other product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales, marketing or distribution infrastructure. We have never sold, marketed or distributed any therapeutic products. To achieve commercial success for any approved product candidate, we will need to establish a sales and marketing organization. Under the amended Royalty Agreement with Blackstone, we are required to establish a trained sales force sufficiently in advance of any anticipated commercial launch in a country where we seek to commercialize avasopasem or related product candidates. We expect to build a specialized sales and marketing organization of approximately 40 sales representatives to market our product candidates to the approximately 4,000 radiation oncologists in the United States. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The successful commercialization of avasopasem or any other product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.  The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is uncertain the extent to which any changes to the law may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress; and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, a more established presence in the market, and more expertise in research and development, manufacturing, preclinical studies and clinical trials, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining highly qualified scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

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

•	we may not be able or willing to assemble sufficient resources or expertise to in-license, acquire or discover additional product candidates;
•	for product candidates we seek to in-license or acquire, we may not be able to agree to acceptable terms with the licensor or owner of those product candidates;
•	our product candidates may not succeed in preclinical studies or clinical trials;

•	we may not succeed in formulation or process development;
•	our product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive regulatory approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates that we develop may be covered by third parties’ patents or other exclusive rights;
•	product candidates that we develop may not allow us to leverage our expertise and our development and commercial infrastructure as currently expected;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

We rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, product candidates, including avasopasem and GC4711, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our product candidates, including avasopasem and GC4711 will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidates, including avasopasem and GC4711. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidates, including avasopasem and GC4711, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidates, including avasopasem and GC4711. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, many of our product candidates, including avasopasem and GC4711 have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including avasopasem or GC4711, we may not successfully find patents that our products or product candidates, including avasopasem or GC4711, may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates.

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

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, including avasopasem and GC4711 and technologies. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant infusion rates for avasopasem and GC4711 in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for those product candidates. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

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

We may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party or a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates, including avasopasem and GC4711. Such a loss of patent protection could harm our business. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using, importing and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

The biotechnology and pharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates, including avasopasem and GC4711 and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our product candidates, including avasopasem and GC4711, services and technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, including avasopasem and GC4711, services and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates, including avasopasem and GC4711 or processes, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates, including avasopasem and GC4711 may materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our product candidates, including avasopasem and GC4711, components of our product candidates, including avasopasem and GC4711, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

•

we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidates, including avasopasem and GC4711 or processes do not infringe those third parties’ patents;

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

•

if third parties initiate litigation claiming that our processes or product candidates, including avasopasem and GC4711 infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;

•

if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;

•

we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates, including avasopasem and GC4711; and

•

if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates, including avasopasem and GC4711 infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

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

•

redesign our product candidates, including avasopasem and GC4711, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;

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

In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including avasopasem and GC4711. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates, including avasopasem and GC4711 or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidates, including avasopasem and GC4711, and we expect to continue to collaborate with third parties on the development of our product candidates, including avasopasem and GC4711, we must, at times, share trade secrets with them. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future product candidates, including avasopasem and GC4711 and processes.

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

If we do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates, including avasopasem and GC4711, thereby potentially extending the term of marketing exclusivity for such product candidates, including avasopasem and GC4711, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, including avasopasem and GC4711, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

We may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request and the patent term may still expire before or shortly after we receive FDA marketing approval. If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, including avasopasem and GC4711 or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have not yet registered trademarks for a commercial trade name for our product candidate(s), including avasopasem and GC4711 in the United States or elsewhere. During trademark registration proceedings, our trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidate(s), including avasopasem and GC4711 in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Certain of our key patent families have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we may be unable to obtain issued patents that contain claims that adequately cover or protect our current or future product candidates, including avasopasem and GC4711. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates, including avasopasem and GC4711. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates, including avasopasem and GC4711, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates, including avasopasem and GC4711.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates, including avasopasem and GC4711 in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates, including avasopasem and GC4711 could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates, including avasopasem and GC4711 or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates, including avasopasem and GC4711. We may incorrectly determine that our product candidates, including avasopasem and GC4711 are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates, including avasopasem and GC4711 and services. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates, including avasopasem and GC4711 and services.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates, including avasopasem and GC4711 that are held to be infringing. We might, if possible, also be forced to redesign products, product candidates, including avasopasem and GC4711 or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position on our product candidates, including avasopasem and GC4711 for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates, including avasopasem and GC4711 are obtained, once the patent life has expired for patents covering a product or product candidate, we may be open to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidates, including avasopasem and GC4711. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

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

•

third parties performing manufacturing or testing for us using our product candidates, including avasopasem and GC4711 or technologies could use the intellectual property of others without obtaining a proper license;

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

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidates, including avasopasem and GC4711. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and could result in customers seeking other sources for the technology, or in ceasing from doing business with us.

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

The in-licensing and acquisition of third-party intellectual property rights for product candidates, including avasopasem and GC4711 is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for products that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to additional technologies or products, our business, financial condition, results of operations and prospects for growth could suffer.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. In April 2020, we delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem manganese in patients with HNC undergoing standard-of-care radiotherapy. The first patient was dosed in the trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. We have since completed the enrollment in the Phase 2a trial in Europe and continue to monitor the COVID-19 pandemic in Europe regarding the data readout of this trial, which is expected in the second half of 2021. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continued impact of the COVID-19 pandemic on our business. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of vaccines and vaccine distribution efforts, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

•

the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, including through civil whistleblower or qui tam actions, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (as defined by statute) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations will also extend to payments and other transfer of value made during the prior calendar year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and

•	similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Our internal computer systems, or those of our third-party CMOs, CROs, contractors and consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CMOs, CROs, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, theft, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we do not believe that we have experienced any such system failure or accident, from time to time, we have been the target of cybersecurity breach attempts and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. While we do not believe that these cybersecurity breaches have had a material impact on our operations, future breaches may do so. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Such state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition Our clinical trial programs outside the United States may implicate international data protection laws, including the EU Data Protection Directive and legislation of the EU member states implementing it.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us, our third-party CMOs, CROs, contractors, or consultants to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

Insurance policies are expensive and protect us only from some business risks, which leaves us exposed to uninsured liabilities.

Some of the insurance policies we currently maintain include general liability, employment practices liability, property, workers’ compensation, umbrella, and directors’ and officers’ insurance. These policies may not adequately cover all categories of risk that our business may encounter.

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for avasopasem, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Misconduct by our employees and independent contractors, including consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the EMA and other comparable regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs even if we attain profitability.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 64.7% of our outstanding common stock as of December 31, 2020. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, as applicable, will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could cause us to need to restate our previously issued financial statements and could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, other employees or our stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or the rules and regulations thereunder. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation and bylaws described above.

These exclusive forum provisions may have the effect of discouraging lawsuits against us and our directors, officers and other employees. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation or bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 2 W. Liberty Blvd, Suite 100, Malvern, Pennsylvania 19355, where we lease approximately 12,200 square feet of office space under a lease that terminates on February 28, 2023. We also occupy approximately 1,375 square feet of office space and approximately 1,125 square feet of laboratory space in Creve Coeur, Missouri under a lease that terminates on January 31, 2022. We intend to add new facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	64	President, Chief Executive Officer and Director
Christopher Degnan	41	Chief Financial Officer and Secretary
Robert A. Beardsley, Ph.D.	60	Chief Operating Officer
Arthur Fratamico, R.Ph	55	Chief Business Officer
Jon T. Holmlund, M.D.	64	Chief Medical Officer
Joel Sussman	72	Chief Accounting Officer and Treasurer
Non-Employee Directors
Michael Powell, Ph.D.(3)	66	Chairman of the Board
Lawrence Alleva(1)(2)	71	Director
Emmett Cunningham, M.D., Ph.D., MPH	60	Director
Kevin Lokay(1)(2)(3)	64	Director
Linda West (1)(2)(3)	61	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Mel Sorensen, M.D. has served as Director, Chief Executive Officer and President of Galera since 2012. Dr. Sorensen serves on the boards of directors of several private biopharmaceutical companies, as director or Chairman, including OncoFusion Therapeutics, Esanik Therapeutics and Context Therapeutics. He is an advisor to the Biomarkers Consortium of the National Institutes of Health and to the Irish Cancer Society. Dr. Sorensen holds an M.B., B.Ch. and B.A.O. from University College, Dublin. Dr. Sorensen’s postgraduate education and work has been in the United States, including an internal medicine residency in St. Louis and medical oncology fellowship at the Mayo Clinic, seven years at the National Cancer Institute as Senior Investigator in the Cancer Therapy Evaluation Program and four years each with Bayer and GlaxoSmithKline. Dr. Sorensen served as Director, Chief Executive Officer and President of Ascenta Therapeutics from 2004 until he joined Galera. We believe Dr. Sorensen’s experience in the industry, his role as our Chief Executive Officer and President and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Christopher Degnan has served as our Chief Financial Officer and Secretary since October 2019. Mr. Degnan was most recently the Chief Financial Officer at Verrica Pharmaceuticals Inc., a public, late-stage biotechnology company focused on medical dermatology, from March 2018 to October 2019. Prior to Verrica, Mr. Degnan held roles of increasing responsibility at Endo International plc, a generics and specialty branded pharmaceutical company, beginning in November 2014, where he most recently served as the Vice President of Finance, Corporate FP&A and International Pharmaceuticals Segment Chief Financial Officer from December 2016 to March 2018. Prior to that, he served as the Vice President of Finance, Chief Financial Officer for Endo’s U.S. Branded Pharmaceuticals segment from March 2016 to December 2016, and as the Senior Finance Director, U.S. Branded Pharmaceuticals from November 2014 to March 2016. Prior to joining Endo, Mr. Degnan held roles of increasing responsibility at AstraZeneca plc, a global biopharmaceutical company, beginning in 2004, most recently as Senior Finance Director, U.S. Commercial Finance from July 2013 to November 2014. He is a Certified Public Accountant in the State of Pennsylvania (voluntary inactive status). Mr. Degnan holds a B.B.A. degree in Accountancy from the University of Notre Dame.

Robert A. Beardsley, Ph.D., a co-founder of the Company, has served as our Chief Operating Officer since 2015, and previously served as our Executive Chair from 2012 to 2017. Prior to this, Dr. Beardsley was the Chief Executive Officer at Galera Therapeutics, LLC from 2010 to 2012, at Metabolic Solutions Development Corporation from 2009 until 2010, and at Kereos from 2003 until 2009, and the acting Chief Executive Officer at Metaphore Pharmaceuticals, Inc. in 2002. He has also served in various management roles at Confluence Life Sciences, bioStrategies Group, Vector Securities International, Enzyme Organics and Mobil Oil. Dr. Beardsley has served on a number of boards of directors of public and private companies including Euclises, Epigenetx, KemPharm, Kereos, CollaGenex Pharmaceuticals, Bioseek, and Metaphore Pharmaceuticals. Dr. Beardsley received a B.S. in Chemical Engineering, a Ph.D. in Biochemical Engineering from the University of Iowa and an M.B.A. in Finance from the University of Chicago.

Arthur Fratamico, R.Ph has served as our Chief Business Officer since January 2017. Prior to joining us, Mr. Fratamico served as the Chief Business Officer of Vitae Pharmaceuticals, a pharmaceutical company, from May 2014 until its sale to Allergan in October 2016. Prior to that, Mr. Fratamico was the Chief Business Officer for Flexion Therapeutics from June 2012 until January 2014. Mr. Fratamico currently serves on the board of directors of Panbella Therapeutics, Inc. Mr. Fratamico received a B.S. in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from Drexel University.

Jon T. Holmlund, M.D. has served as our Chief Medical Officer since October 2012. Dr. Holmlund previously served as the Chief Medical Officer of Ascenta Therapeutics from April 2004 until November 2007 and at Isis (now lonis) Pharmaceuticals from August 1997 until March 2004, including as Vice President of Development from March 2003 until March 2004. Dr. Holmlund has also been an independent consultant on oncology drug development to the biopharmaceutical industry. He previously served as Medical Director of Aspire IRB, LLC, and as a senior investigator in the National Cancer Institute’s Cancer Therapy Evaluation Program and Biological Response Modifiers Programs. Dr. Holmlund received his M.D. from SUNY Buffalo and completed postgraduate training in internal medicine and medical oncology at George Washington University Medical Center.

Joel Sussman has served as our Chief Accounting Officer and Treasurer since April 2019, and served as our Chief Financial Officer and Treasurer from December 2012 to April 2019. From 2002 to 2019, Mr. Sussman was a financial management consultant serving in the capacity of chief financial officer for private life sciences and other companies. Mr. Sussman received a B.A. in English literature from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Sussman is a licensed certified public accountant.

Non-Employee Directors

Michael Powell, Ph.D. has served as a member of our board of directors since November 2016 and as its Chair since July 2017, and also serves as Chair of our Nominating and Corporate Governance Committee. Dr. Powell is a General Partner at Sofinnova Investments, a biopharmaceutical investment firm, where he has worked in his current role since joining the firm in 1997. Dr. Powell previously was Group Leader of Drug Delivery at Genentech from 1990 until 1997, and Director of Product Development at Cytel from 1987 until 1990. Dr. Powell currently serves as the Chair of the boards of directors of Checkmate Pharma and Dauntless Pharmaceuticals and sits on the board of directors of several private companies, including Pionyr Immunotherapeutics and Aeovian Pharmaceuticals. He also serves on the Washington University board of trustees in St. Louis and is an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a Ph.D. in Physical Chemistry from the University of Toronto and he completed post-doctoral studies in Bioorganic Chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in investing in pharmaceutical companies.

Lawrence Alleva has served as a member of our board of directors since June 2019 and also serves as Chair of our Audit Committee. He is a former partner with PricewaterhouseCoopers LLP (PwC), where he worked for 39 years from 1971 until his retirement in June 2010, including 28 years’ service as a partner. Mr. Alleva worked with numerous pharmaceutical and biotechnology companies as clients and, additionally, served PwC in a variety of office, regional and national practice leadership roles, most recently as the U.S. Ethics and Compliance Leader for the firm’s Assurance Practice from 2006 until 2010. Mr. Alleva currently serves on the boards of directors of Bright Horizons Family Solutions, Inc., Mersana Therapeutics, Inc. and Adaptimmune Therapeutics PLC and chairs the audit committee for those companies. He previously served on the boards of directors and as chair of the audit committees of TESARO, Inc. from March 2012 to the time of its sale to GSK in January 2019, Mirna Therapeutics, Inc. from June 2015 until its merger with another company in September 2017 and of GlobalLogic, Inc. from June 2011 through the sale of the company in June 2014. Mr. Alleva is a Certified Public Accountant (inactive). He received a B.S. degree in Accounting from Ithaca College and attended Columbia University’s Executive M.B.A. non-degree program.

Emmett Cunningham, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Cunningham is a Senior Managing Director of Blackstone Life Sciences, a life sciences investment firm, having joined Blackstone as part of its acquisition of Clarus in December 2018. He joined Clarus in 2006 as a Principal. From February 2004 to December 2005, he was Senior Vice President, Medical Strategy at Eyetech Pharmaceuticals, Inc., a pharmaceutical company. From April 2002 to February 2004, Dr. Cunningham was Vice President of Clinical Research Development and Licensing. Dr. Cunningham is also Adjunct Clinical Professor of Ophthalmology at Stanford University School of Medicine and the co-founder and Chair of the Ophthalmology Innovation Summit. Dr. Cunningham has served on the boards of directors of Annexon Biosciences since December 2014, SFJ Pharmaceuticals Group since June 2014 and Lumos Pharma Inc. since January 2019. He previously served on the board of directors of Graybug Vision from May 2016 to September 2020 and the Chair of the board of directors of Restoration Robotics from October 2017 to June 2018. Dr. Cunningham received a B.S. from Drexel University, a B.A., M.D. and M.P.H. from Johns Hopkins University and a Ph.D. in neuroscience from the University of California at San Diego. We believe Dr. Cunningham is qualified to serve on our board of directors due to his experience in research and investing in medical companies.

Kevin Lokay has served as a member of our board of directors since March 2019. Mr. Lokay is Head of the U.S. Immuno-oncology Franchise at AstraZeneca plc, a pharmaceutical company, a position he has held since November 2019. Prior to that, Mr. Lokay was the Head of the U.S. Lung Cancer Franchise at AstraZeneca plc from August 2018 until November 2019. Mr. Lokay served as an advisor to AbbVie Inc., a pharmaceutical company, from August 2017 until December 2017. Mr. Lokay was previously Vice President and Business Unit Head, Oncology at Boehringer Ingelheim, a pharmaceutical company, a position he held from December 2009 until December 2016. Prior to joining Boehringer Ingelheim, he was President and Chief Executive Officer of Cytogen Corporation from 2007 until 2008 and served in various positions at GlaxoSmithKline from 1997 until 2007 and at Merck & Co. from 1981 until 1997. Mr. Lokay received a B.A. in Economics from Lafayette College and a M.S. from Purdue University. We believe that Mr. Lokay is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry.

Linda West has served as a member of our board of directors since March 2020 and also serves as Chair of our Compensation Committee. Ms. West served in multiple leadership roles of increasing responsibility for E. I. du Pont de Nemours and Company from August 1981 until her retirement in December 2019. Ms. West most recently served as Vice President, Corporate Planning and Analyses, where she led the execution of transformational transactions from October 2009 until her retirement, including major divestitures, spin-offs, acquisitions, and the merger with The Dow Company followed by simultaneous spin-offs into three independent companies. Throughout her career with DuPont, Ms. West led early and late stage businesses including DuPont Imaging Technologies,

DuPont Personal Protection, DuPont Microcircuit Materials, and DuPont Industrial Imaging. Prior to serving as Vice President, Corporate Planning and Analyses, Ms. West was the Chief Financial Officer of multiple DuPont businesses and was the Vice President, General Auditor and Chief Ethics and Compliance Officer for five years during the initial implementation of the Sarbanes-Oxley Act of 2002. Ms. West holds a B.S. in Accounting with a minor in Business Administration from the University of Delaware. We believe that Ms. West is qualified to serve on our board of directors due to her finance background and extensive experience in business management and corporate transactions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “GRTX” since November 7, 2019. Prior to that time, there was no public market for our common stock.

On March 5, 2021, there were 24,976,142 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2020.

Recent Sales of Unregistered Securities

Except as disclosed in our Current Report on Form 8-K filed with the SEC on May 12, 2020, we did not make any sales of unregistered securities during the year ended December 31, 2020.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2018, including a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Our lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic we are initially developing for the reduction of severe oral mucositis, or SOM. SOM is a common, debilitating complication of radiotherapy in patients with head and neck cancer, or HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. In October 2018, we began evaluating avasopasem in a Phase 3 registrational trial, which we refer to as the ROMAN trial, and we expect to report topline data from this trial in the second half of 2021. We believe avasopasem, which to date is not approved for any indication, has the potential to be the first FDA-approved drug and the standard of care for the reduction in the incidence of SOM in patients with HNC receiving radiotherapy, and we plan to further evaluate its use in other radiotherapy-induced toxicities, including esophagitis. In January 2020, we announced that the first patient was dosed in a Phase 2a trial evaluating the efficacy of avasopasem in reducing the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from this trial in the first half of 2022. In June 2020, following a delay in the planned initiation of the trial due to the COVID-19 pandemic, the first patient was dosed in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. We expect to report topline data from this trial in the second half of 2021.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are also developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy, or SBRT. Our second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. In October 2020, we announced interim data from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with locally advanced pancreatic cancer, or LAPC. In the analysis of the intent-to-treat population, multiple endpoints to date showed a positive trend in favor of improved anti-cancer efficacy with avasopasem compared to placebo. While many of the patients were early in their follow-up post treatment, addition of the dismutase mimetic to SBRT appeared to improve survival and response rate versus placebo. Toxicity was comparable across both treatment arms, with no significant differences in overall or Grade 3 GI toxicity post-SBRT. The data presented included all patients followed for a minimum of three months and 19 for more than one year, with data through August 24, 2020. We plan to provide final data from this trial with at least one year of follow-up on all patients in the second half of 2021.

We leveraged our observations from the pilot LAPC trial to prepare our GC4711 clinical trials in combination with SBRT. We initiated a Phase 1/2 trial in patients with non-small cell lung cancer, or NSCLC, in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT. Subsequently, we intend to assess the anti-cancer efficacy and safety of GC4711 in combination with SBRT and a checkpoint inhibitor. We expect to report initial data from this trial in the first half of 2022. We also plan to initiate a Phase 2b trial of GC4711 in combination with SBRT in patients with LAPC in the first half of 2021, which we refer to as the GRECO-2 trial.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures), receiving aggregate gross proceeds of $273.1 million through December 31, 2020. In November 2019, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at the IPO price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of $5.0 million after deducting underwriting discounts and other offering costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $74.2 million and $51.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had $72.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $235.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2020, together with the expected payments from Blackstone in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We expect to achieve these clinical enrollment milestones in the first half of 2021. See “Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)” below.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the effectiveness of vaccines and vaccine distribution efforts, and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We delayed the initiation of the EUSOM trial due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. We have since completed enrollment in the EUSOM trial and continue to monitor the COVID-19 pandemic in Europe and any potential impact on the data readout for this trial, which is expected in the second half of 2021. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on our business.

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

We have also implemented measures designed to protect the health and safety of our workforce, including a work-from-home policy in line with state and local requirements for employees who can perform their jobs offsite. We are continuing our essential research and development activities at our laboratory and are taking precautionary measures to protect our employees working in our facilities in such capacities.

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

In-Process Research and Development and Goodwill

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Intangible assets related to in-process research and development, or IPR&D, are treated as indefinite lived intangible assets and not amortized until they are placed into service, typically upon regulatory approval. At that time, we will determine the useful life of the intangible asset and begin amortization. IPR&D assets are reviewed for impairment annually or more frequently if indicators of potential impairment exist. There were no impairments of IPR&D assets for the years ended December 31, 2020 and 2019.

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually or more frequently upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. An impairment loss is recognized when the fair value of the reporting unit to which the goodwill relates is below its carrying value for the difference between the fair value and its carrying amounts. There was no impairment of goodwill for the years ended December 31, 2020 and 2019.

Royalty Purchase Liability

Pursuant to our amended Royalty Agreement with Blackstone Life Sciences, we received a cash payment of $20.0 million in each of November 2018, April 2019 and February 2020 and are eligible to receive up to an additional $57.5 million from Blackstone based upon the achievement of the remaining specified clinical milestones. We have accounted for the amended Royalty Agreement under Accounting Standards Codification Topic 470, Debt. The proceeds received are recorded as long-term debt obligations. Interest expense on such obligation is imputed by estimating risk adjusted future royalty payments over the term of the amended Royalty Agreement which takes into consideration the probability of obtaining FDA approval. Other significant assumptions include adjustments to estimated gross revenues to arrive at net product sales from which a royalty payment can be estimated. The non-cash interest expense recorded increases the balance of our royalty obligation. The royalty obligation will be reduced when royalty payments are made, if any.

Actual royalty payments, however, are highly uncertain and may change depending on a number of factors, including our ability to obtain FDA approval, successfully commercialize our product candidates and the timing of future royalty payments. We impute interest expense on our royalty purchase obligations based on such factors at each reporting period. As these factors change, we will adjust our estimate of the imputed interest expense accordingly.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

We accrue an expense for manufacturing, preclinical studies and clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the term of the individual trial and patient enrollment rates in accordance with agreements with CMOs, CROs and clinical trial sites. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal research and development personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Avasopasem	$35,172	$27,760
GC4711	5,583	5,664
Other research and development expense	2,919	1,805
Personnel related and share-based compensation expense	11,171	7,104
	$54,845	$42,333

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts, and to expand our operations and organizational capabilities. These increases will likely include increased costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants and expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we would incur significantly increased expenses associated with building a sales and marketing team.

Interest Income

Interest income consists of amounts earned on our cash and cash equivalents held with large institutional banks, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations, and our short-term investments in U.S. Treasury obligations.

Interest Expense

Interest expense consists of non-cash interest on proceeds received under the Royalty Agreement with Blackstone and non-cash interest expense associated with the amortization of the debt discount recorded for the Blackstone warrants.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) consist primarily of exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar.

Income Tax Benefit

In the years ended December 31, 2020 and 2019, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of changes to the anticipated effective tax rate in certain state and local jurisdictions in which we have operations.

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2020, we had federal and state tax net operating loss carryforwards of $135.6 million and $157.5 million, respectively, which each begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.6 million which do not expire. As of December 31, 2020, we also had federal, state and foreign research and development tax credit carryforwards of $7.5 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$54,845	$42,333	$12,512
General and administrative	15,708	8,358	7,350
Loss from operations	(70,553)	(50,691)	(19,862)
Other income (expense):
Interest income	1,174	1,823	(649)
Interest expense	(4,880)	(3,031)	(1,849)
Foreign currency gain (loss)	25	(40)	65
Net loss before income tax benefit	(74,234)	(51,939)	(22,295)
Income tax benefit	16	9	7
Net loss	$(74,218)	$(51,930)	$(22,288)

Research and Development Expense

Research and development expense increased by $12.5 million from $42.3 million for the year ended December 31, 2019 to $54.8 million for the year ended December 31, 2020. The increase was primarily attributable to an increase of $7.4 million for avasopasem development costs, as we expanded enrollment in our ROMAN trial, conducted other clinical trials of avasopasem in the U.S. and Europe, and scaled up manufacturing. Personnel related and share-based compensation expense increased by $4.1 million primarily due to increased employee headcount and stock options granted to new and existing employees.

General and Administrative Expense

General and administrative expense increased by $7.4 million from $8.4 million for the year ended December 31, 2019 to $15.7 million for the year ended December 31, 2020. The increase was primarily attributable to an increase in personnel related and share-based compensation expense of $3.9 million primarily due to increased employee headcount and stock options granted to new and existing employees and board members. Insurance expense increased by $2.3 million, and legal fees and other professional fees increased by $0.8 million; these increases were primarily as a result of becoming a public company.

Interest Income

Interest income decreased by $0.6 million from $1.8 million for the year ended December 31, 2019 to $1.2 million for the year ended December 31, 2020. The decrease was primarily due to lower interest rates on invested balances.

Interest Expense

We recognized $4.9 million and $3.0 million in non-cash interest expense during the years ended December 31, 2020 and 2019, respectively, in connection with the Royalty Agreement with Blackstone.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through December 31, 2020, we have funded our operations primarily through the sale and issuance of equity and $60.0 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $273.1 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. As of December 31, 2020, we had $72.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $235.6 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

In December 2020, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the year ended December 31, 2020. As of December 31, 2020, there was $50.0 million of common stock remaining available for sale under the Sales Agreement.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(59,537)	$(46,661)
Net cash provided by (used in) investing activities	36,547	(27,825)
Net cash provided by financing activities	20,506	78,031
Net (decrease) increase in cash and cash equivalents	$(2,484)	$3,545

Operating Activities

During the year ended December 31, 2020, we used $59.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $74.2 million, partially offset by a $3.9 million net increase in cash from changes in our operating assets and liabilities and non-cash charges of $10.8 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

During the year ended December 31, 2019, we used $46.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $51.9 million and a $0.5 million net decrease in cash from changes in our operating assets and liabilities, partially offset by non-cash charges of $5.7 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the year ended December 31, 2020, investing activities provided $36.5 million of net cash, primarily attributable to the $37.0 million in net proceeds from the purchases and sales of our short-term investments, partially offset by $0.5 million for the purchase of property and equipment.

During the year ended December 31, 2019, we used $27.8 million of net cash in investing activities, primarily attributable to the $27.2 million in net purchases of our short-term investments and $0.6 million for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2020, financing activities provided $20.5 million in net cash proceeds, primarily attributable to $20.0 million in proceeds received in connection with the Royalty Agreement with Blackstone and $0.5 million from exercised stock options.

During the year ended December 31, 2019, financing activities provided $78.0 million in net cash proceeds, primarily attributable to $58.0 million of net proceeds from the issuance of common stock in connection with the IPO and $20.0 million in proceeds received in connection with the Royalty Agreement with Blackstone.

Funding Requirements

Our operating expenses increased substantially in 2019 and 2020 and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We anticipate that our expenses will increase substantially as we:

•	complete clinical development of avasopasem for the reduction of SOM in patients with locally advanced HNC, including our ongoing Phase 3 ROMAN trial;
•	prepare and file for regulatory approval of avasopasem for the reduction of SOM in patients with HNC;
•	advance our ongoing Phase 2a AESOP trial of avasopasem for the reduction in the incidence of radiotherapy-induced esophagitis;
•	advance our ongoing Phase 1/2 GRECO-1 trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with NSCLC;
•	initiate and advance our planned Phase 2b GRECO-2 trial for GC4711 to increase the anti-cancer efficacy of SBRT, in patients with pancreatic cancer;
•	advance our ongoing pilot Phase 2 clinical trial of avasopasem to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19;
•	advance our ongoing preclinical development activities for our existing product candidates;
•	seek to discover and develop additional preclinical and clinical product candidates and/or additional indications for our existing product candidates;
•	scale up our clinical and regulatory capabilities;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional internal or external clinical, manufacturing and scientific personnel or consultants;
•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts; and
•	incur additional legal, accounting, insurance and other expenses in operating as a public company.

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2020, together with the expected payments from Blackstone in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We expect to achieve these clinical enrollment milestones in the first half of 2021. If we are not able to meet the clinical enrollment milestones in the near term, and expected payments from Blackstone Life Sciences are delayed, we would delay certain expenditures. This may include delaying planned programs, delaying hiring plans, delaying manufacturing activities, and delaying commercial preparation efforts which will enable us to fund our operating expenses and capital expenditure requirement into the second quarter of 2022. In December 2020, we filed a registration statement on Form S-3 with the SEC which covers the offering, issuance and sale of up to $200.0 million in our securities, which includes up to $50.0 million of our common stock that may be sold under the Sales Agreement with Jefferies, which could be utilized to raise funding for future operating expenses and capital expenditure requirements.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million, or the Royalty Purchase Price, in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, GC4711 and any pharmaceutical product comprising or containing avasopasem or GC4711, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively, under the Royalty Agreement.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the years ended December 31, 2020 or 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	119
Consolidated Balance Sheets as of December 31, 2020 and 2019	120
Consolidated Statements of Operations for the Years ended December 31, 2020 and 2019	121
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2020 and 2019	122
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2020 and 2019	123
Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019	124
Notes to Consolidated Financial Statements	125

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Galera Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania
March 11, 2021

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,872	$18,356
Short-term investments	56,904	93,934
Prepaid expenses and other current assets	5,153	5,280
Total current assets	77,929	117,570
Property and equipment, net	1,023	934
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	530	815
Other assets	1,477	918
Total assets	$84,098	$123,376
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,146	$3,945
Accrued expenses	8,584	5,452
Lease liabilities	238	297
Total current liabilities	13,968	9,694
Royalty purchase liability	63,369	43,251
Lease liabilities, net of current portion	296	534
Deferred tax liability	273	289
Other liabilities	74	—
Total liabilities	77,980	53,768
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 24,976,142 and 24,811,567 shares issued and outstanding at December 31, 2020 and 2019, respectively.	25	25
Additional paid-in capital	241,649	230,895
Accumulated other comprehensive income	12	38
Accumulated deficit	(235,568)	(161,350)
Total stockholders’ equity	6,118	69,608
Total liabilities and stockholders’ equity	$84,098	$123,376

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2020	2019
Operating expenses:
Research and development	$54,845	$42,333
General and administrative	15,708	8,358
Loss from operations	(70,553)	(50,691)
Other income (expenses):
Interest income	1,174	1,823
Interest expense	(4,880)	(3,031)
Foreign currency gain (loss)	25	(40)
Loss before income tax benefit	(74,234)	(51,939)
Income tax benefit	16	9
Net loss	(74,218)	(51,930)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,176)
Net loss attributable to common stockholders	$(74,218)	$(59,106)
Net loss per share of common stock, basic and diluted	$(2.98)	$(16.31)
Weighted-average shares of common stock outstanding, basic and diluted	24,869,770	3,625,005

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2020	2019
Net loss	$(74,218)	$(51,930)
Unrealized gain (loss) on short-term investments	(26)	35
Comprehensive loss	$(74,244)	$(51,895)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2019	96,385,795	$165,902	300,597	$—	$—	$3	$(104,823)	$(104,820)
Share-based compensation expense	—	—	—	—	2,390	—	—	2,390
Accretion of redeemable convertible preferred stock to redemption value	—	7,178	—	—	(2,581)	—	(4,597)	(7,178)
Conversion of redeemable convertible preferred stock into common stock	(96,385,795)	(173,080)	19,061,502	19	173,061	—	—	173,080
Sale of common stock in initial public offering, net of issuance costs of $7.3 million	—	—	5,445,690	6	58,015	—	—	58,021
Exercise of stock options	—	—	3,778	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,930)	(51,930)
Balance at December 31, 2019	—	—	24,811,567	25	230,895	38	(161,350)	69,608
Issuance of common stock warrants	—	—	—	—	4,712	—	—	4,712
Share-based compensation expense	—	—	—	—	5,536	—	—	5,536
Exercise of stock options	—	—	164,575	—	506	—	—	506
Unrealized loss on short-term investments	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(74,218)	(74,218)
Balance at December 31, 2020	—	$—	24,976,142	$25	$241,649	$12	$(235,568)	$6,118

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2020	2019
Operating activities:
Net loss	$(74,218)	$(51,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	368	267
Noncash interest expense	4,880	3,031
Share-based compensation expense	5,536	2,390
Reserve for tax incentive receivable	—	241
Deferred tax liability	(16)	(9)
Deferred rent	—	4
Changes in operating assets and liabilities:
Tax incentive receivable	—	629
Prepaid expenses and other current assets	127	(3,815)
Other assets	(274)	(421)
Accounts payable	1,201	77
Accrued expense	2,859	2,875
Cash used in operating activities	(59,537)	(46,661)
Investing activities:
Purchases of short-term investments	(67,746)	(123,192)
Proceeds from sales of short-term investments	104,750	96,000
Purchase of property and equipment	(457)	(633)
Cash provided by (used in) investing activities	36,547	(27,825)
Financing activities:
Proceeds from royalty purchase agreement	20,000	20,000
Proceeds from the sale of common stock in an initial public offering, net of issuance costs	—	58,021
Proceeds from exercise of stock options	506	10
Cash provided by financing activities	20,506	78,031
Net (decrease) increase in cash and cash equivalents	(2,484)	3,545
Cash and cash equivalents at beginning of year	18,356	14,811
Cash and cash equivalents at end of year	$15,872	$18,356
Supplemental schedule of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,178
Issuance of warrants in conjunction with amendment to the Royalty Purchase Agreement	$4,712	$—
Deferred offering costs included in accounts payable and accrued expenses	$240	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$173,080
Initial recognition of operating lease right-of-use asset and operating lease liability	$—	$1,084

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company’s lead product candidate, avasopasem manganese (GC4419, also referred to as avasopasem), is a potent and highly selective small molecule dismutase mimetic being developed for the reduction of severe oral mucositis (SOM). In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy.

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

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy (SBRT). The Company’s second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and has successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. The Company leveraged its observations from the pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with locally advanced pancreatic cancer to prepare GC4711 clinical trials in combination with SBRT. The Company is currently evaluating GC4711 in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in non-small cell lung cancer and plans to initiate a Phase 2b trial of GC4711 in combination with SBRT in patients with locally advanced pancreatic cancer.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $235.6 million as of December 31, 2020. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of December 31, 2020, together with the expected payments from Blackstone Life Sciences (formerly known as Clarus Ventures) in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the Royalty Agreement and the Amendment (each as defined below), will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2022. If the Company is not able to meet the clinical enrollment milestones in the near term, and expected payments from Blackstone Life Sciences are delayed, the Company would delay certain expenditures. This may include delaying planned programs, delaying hiring plans, delaying manufacturing activities, and delaying commercial preparation efforts, which will enable the Company to fund its operating expenses and capital expenditure requirement into the second quarter of 2022. In December 2020, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. See Note 2 and Note 6.

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

The Company has determined the functional currency of Galera Australia to be the U.S. dollar. The Company records remeasurement gains and losses on monetary assets and liabilities, such as accounts payable, which are not denominated in U.S. dollars in the statements of operations.

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2020 and 2019 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments

Short-term investments consist of debt securities with a maturity of greater than three months when acquired. The Company classifies its short-term investments at the time of purchase as available-for-sale securities, net of unrealized losses of $26,000 and unrealized gains of $35,000 during the years ended December 31, 2020 and 2019, respectively. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2020, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company determined that there was no impairment to goodwill or IPR&D.

Royalty purchase liability

In November 2018, the Company entered into an Amended and Restated Purchase and Sale Agreement (the Royalty Agreement), with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Blackstone or Blackstone Life Sciences). Pursuant to the Royalty Agreement, Blackstone agreed to pay up to $80.0 million (the Royalty Purchase Price) in four tranches of $20.0 million each upon the achievement of specific Phase 3 clinical trial patient enrollment milestones. The Company received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively. The proceeds received have been recorded as long-term debt obligations. Interest expense on such obligation is imputed by estimating risk adjusted future royalty payments over the term of the Royalty Agreement which takes into consideration the probability of obtaining FDA approval. Other significant assumptions include adjustments to estimated gross revenues to arrive at net product sales from which a royalty payment can be estimated. The non-cash interest expense recorded increases the balance of the royalty obligation. The royalty obligation will be reduced when royalty payments are made, if any.

In May 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million, to $117.5 million, by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. The Company accounted for the Amendment as a debt modification and is amortizing fees paid to the Blackstone Purchaser related to the Amendment over the estimated term of the royalty purchase liability utilizing the effective-interest method.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (Short-Term Leases). For Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no Short-Term Leases as of December 31, 2020 and 2019.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the year ended December 31, 2020, the Company recorded a reduction to research and development expense of $0.7 million for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant.

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

The expected life of the stock options is estimated using the “simplified method,” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. During the year ended December 31, 2020, the Company provided matching contributions of $0.2 million.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2020	2019
Stock options	4,463,078	3,537,946
Common stock warrants	550,661	—
	5,013,739	3,537,946

COVID-19 Update

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, or EUSOM trial, due to concerns with patient enrollment. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the overall planned size of the safety database in a timely manner. The Company has since completed enrollment in the EUSOM trial and will continue to monitor the COVID-19 pandemic in Europe regarding the data readout of this trial, which is expected in the second half of 2021. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on the Company’s business.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,943	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,062	$—
U.S. Treasury obligations	51,842	—	—
Total short-term investments	$51,842	$5,062	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,447	$—	$—
Short-term investments
U.S. Treasury obligations	$93,934	$—	$—

There were no changes in valuation techniques during the years ended December 31, 2020 and 2019. The Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,
	2020	2019
Laboratory equipment	$1,135	$748
Computer hardware and software	260	218
Leasehold improvements	264	262
Furniture and fixtures	173	147
Property and equipment, gross	1,832	1,375
Less: Accumulated depreciation	(809)	(441)
Property and equipment, net	$1,023	$934

Depreciation expense was $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

5.	Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$2,632	$1,160
Research and development expenses	5,525	3,882
Professional fees and other expenses	427	410
	$8,584	$5,452

6.	Royalty purchase liability

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

The Company accounts for the Royalty Agreement as a debt instrument. The $60.0 million of proceeds from the first three tranches under the Royalty Agreement have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below which results in a corresponding increase in the liability balance. The Company recognized $4.9 million and $3.0 million in noncash interest expense during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the effective interest rate was 8.0%.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and Creve Coeur, Missouri which, as of December 31, 2020, have remaining lease terms of approximately 2.2 and 0.1 years, respectively. The Company adopted FASB ASU No. 2018-11, Leases (Topic 842), on January 1, 2019 resulting in the recognition of a current operating lease liability of $0.3 million and a noncurrent operating lease liability of $0.8 million with a corresponding $1.1 million right-of-use (ROU) asset, which is based on the present value of the minimum rental payments of the lease. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Operating Leases
Right-of-use lease assets	$530	$815

Lease liabilities, current	238	297
Lease liabilities, net of current portion	296	534
Total operating lease liabilities	$534	$831

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	Year ended December 31,
	2020	2019
Operating lease costs
Operating lease rental expense	$262	$265
Interest on lease liabilities	35	50
Total operating lease expense	$297	$315

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$445	$437
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,084

Our operating lease liabilities as of December 31, 2020 will mature, as follows (amounts in thousands):

2021	$259
2022	260
2023	44
Total	563
Less: imputed interest	(29)
$534

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1,

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. Pursuant to this provision, the Company added 992,463 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2020 and added an additional 999,045 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2021. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. Pursuant to this provision, the Company added 248,115 shares to the total shares available for issuance under the ESPP effective January 1, 2020 and added an additional 249,761 shares to the total shares available for issuance under the ESPP effective January 1, 2021.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2020 was 2,840,312. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

Share-based compensation expense was as follows for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Research and development	$2,450	$1,163
General and administrative	3,086	1,227
	$5,536	$2,390

The following table summarizes the activity related to stock option grants for the years ended December 31, 2020 and 2019:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2019	2,071,616	$2.17
Granted	1,646,054	8.88
Exercised	(3,778)	2.60
Forfeited	(175,946)	4.50
Outstanding at December 31, 2019	3,537,946	5.17
Granted	1,238,573	13.68
Exercised	(164,575)	3.07
Forfeited	(148,866)	11.59
Outstanding at December 31, 2020	4,463,078	$7.40	7.0
Vested and exercisable at December 31, 2020	2,599,488	$4.49	5.8
Vested and expected to vest at December 31, 2020	4,463,078	$7.40	7.0

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the unrecognized compensation cost was $15.1 million and will be recognized over an estimated weighted-average remaining amortization period of 2.9 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2020 was $17.8 million and $16.0 million, respectively. Options granted during the years ended December 31, 2020 and 2019 had weighted-average grant-date fair values of $10.19 and $6.66 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the years ended December 31, 2020 and 2019 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2020	2019
Expected term (in years)	6.2	6.2
Expected stock price volatility	89.5%	89.7%
Risk-free interest rate	1.17%	2.26%
Expected dividend yield	0%	0%

10. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2020	2019
Domestic	$(73,007)	$(49,918)
Foreign	(1,227)	(2,021)
	$(74,234)	$(51,939)

The Company’s tax provision (benefit) for the years ended December 31, 2020 and 2019 is summarized as follows (in thousands):

	Year ended December 31,
	2020	2019
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	194
State	(16)	(203)
Foreign	—	—
	(16)	(9)
Total income tax benefit	$(16)	$(9)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2020	2019
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	5.0	4.3
Net operating loss carryforwards	—	(0.2)
Change in tax rate	0.1	(0.6)
Sale of royalty interest	(7.0)	(8.1)
Difference in foreign rate	0.2	0.4
Research & development	2.8	4.3
Change in valuation allowance	(21.9)	(19.5)
Share-based compensation	(0.2)	(0.4)
Other	—	(1.2)
Total provision	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$40,324	$27,470
Share-based compensation	1,593	511
Research & development credits	7,477	5,073
Accrued expenses and other	98	—
Gross deferred tax assets	49,492	33,054
Valuation allowance	(48,309)	(32,062)
Net deferred tax asset	1,183	992
Deferred tax liabilities
Accrued expenses and other	(803)	(613)
Acquired in-process research and development	(653)	(668)
Net deferred tax liabilities	$(273)	$(289)

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. The Company’s acquired IPR&D intangible asset can be utilized as a source of income arising from the future reversal of temporary differences that can be offset against post 2017 indefinite-lived net operating losses (NOLs). Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOLs generated subsequent to January 1, 2018. The valuation allowance increased by $16.2 million and $10.2 million for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2020 and 2019, respectively (in thousands):

	December 31,
	2020	2019
Combined NOL Carryforwards:
Federal	$135,580	$91,472
State	157,506	113,587
Foreign	1,565	1,175

The NOL carryforwards begin expiring in 2032 for federal income tax purposes, and in 2032 for state  purposes. Utilization of the NOLs and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 as amended, if certain levels of changes in ownership of the Company have occurred previously or occur in the future. As of December 31, 2020, the Company also has federal and state research and development tax credit carryforwards of $6.2 million that will begin to expire in 2032, unless previously utilized, and foreign research and development tax credit carryforwards of $1.3 million which do not have an expiration date.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not such ownership changes have occurred since inception. Certain state NOLs may also be limited, including Pennsylvania, which limits NOL utilization as a percentage of apportioned taxable income.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2020, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2017 through 2019 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related party transactions

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by us with respect to IntellectMap during the years ended December 31, 2020 and 2019 were $0.3 million and $0.3 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.galeratx.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	4,463,078(2)	$7.40(3)	2,093,536
Equity compensation plans not approved by security holders	-	-	-
Total	4,463,078	$7.40	2,093,536
(1)

Consists of the Galera Therapeutics, Inc. Equity Incentive Plan, as amended (the “Prior Plan”), the 2019 Incentive Award Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “2019 ESPP”).

(2)	Includes 2,840,312 outstanding options to purchase stock under the Prior Plan and 1,622,766 outstanding options to purchase stock under the 2019 Plan.
(3)

As of December 31, 2020, the weighted-average exercise price of outstanding options under the Prior Plan was $4.04 and the weighted-average exercise price of outstanding options under the 2019 Plan was $13.27.

(4)

Includes 1,352,039 shares available for future issuance under the 2019 Plan and 741,497 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options). The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Other

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019
4.2	Description of Securities					*
4.3	Second Amended and Restated Investors’ Rights Agreement, dated as of August 30, 2018, by and among Galera Therapeutics, Inc. and the investors party thereto, as amended	S-1/A	333-234184	4.2	10/28/2019
4.4	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrantholders	10-Q	001-39114	4.1	8/10/2020
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019
10.5#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Arthur J. Fratamico, R.Ph.	S-1/A	333-234184	10.6	10/28/2019
10.6#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.7	10/28/2019
10.7.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.9	10/28/2019
10.7.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019
10.7.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019

10.7.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019
10.8#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019
10.9#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1/A	333-234184	10.8	10/11/2019
10.10#	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy					*
10.11.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019
10.11.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.1	8/10/2020
10.12†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.2	8/10/2020
21.1	Subsidiaries of Galera Therapeutics, Inc.	S-1	333-234184	21.1	10/11/2019
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 11, 2021	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 11, 2021	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Director	March 11, 2021
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Christopher Degnan	Chief Financial Officer	March 11, 2021
Christopher Degnan	(principal financial and accounting officer)

/s/ Mike Powell, Ph.D.	Chairman of the Board of Directors	March 11, 2021
Michael Powell, Ph.D.

/s/ Lawrence Alleva	Director	March 11, 2021
Lawrence Alleva

/s/ Emmett Cunningham, M.D., Ph.D., MPH	Director	March 11, 2021
Emmett Cunningham, M.D., Ph.D., MPH

/s/ Linda West	Director	March 11, 2021
Linda West

/s/ Kevin Lokay	Director	March 11, 2021
Kevin Lokay