Form 10-Q
period 2021-03-31
Galera Therapeutics, Inc.
filed 2021-05-11
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 6, 2021, the registrant had 25,254,132 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419); uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,687	$15,872
Short-term investments	43,833	56,904
Prepaid expenses and other current assets	6,720	5,153
Total current assets	64,240	77,929
Property and equipment, net	1,104	1,023
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	526	530
Other assets	1,477	1,477
Total assets	$70,486	$84,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,217	$5,146
Accrued expenses	6,342	8,584
Lease liabilities	296	238
Total current liabilities	15,855	13,968
Royalty purchase liability	64,622	63,369
Lease liabilities, net of current portion	235	296
Deferred tax liability	273	273
Other liabilities	74	74
Total liabilities	81,059	77,980
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 25,193,157 and 24,976,142 shares issued and outstanding at March 31, 2021 and December 31, 2020	25	25
Additional paid-in capital	243,675	241,649
Accumulated other comprehensive income	10	12
Accumulated deficit	(254,283)	(235,568)
Total stockholders’ equity (deficit)	(10,573)	6,118
Total liabilities and stockholders’ equity (deficit)	$70,486	$84,098

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2021	2020
Operating expenses:
Research and development	$12,423	$14,252
General and administrative	5,058	3,566
Loss from operations	(17,481)	(17,818)
Other income (expenses):
Interest income	19	468
Interest expense	(1,253)	(1,095)
Foreign currency gain	—	28
Net loss	$(18,715)	$(18,417)
Net loss per share of common stock, basic and diluted	$(0.75)	$(0.74)
Weighted-average shares of common stock outstanding, basic and diluted	24,988,198	24,815,024

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(18,715)	$(18,417)
Unrealized gain (loss) on short-term investments	(2)	648
Comprehensive loss	$(18,717)	$(17,769)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	(loss) income	Deficit	Equity (Deficit)
Balance at January 1, 2021	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	1,791	—	—	1,791
Exercise of stock options	217,015	—	235	—	—	235
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,715)	(18,715)
Balance at March 31, 2021	25,193,157	$25	$243,675	$10	$(254,283)	$(10,573)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	income	Deficit	Equity
Balance at January 1, 2020	24,811,567	$25	$230,895	$38	$(161,350)	$69,608
Share-based compensation expense	—	—	1,210	—	—	1,210
Exercise of stock options	8,503	—	9	—	—	9
Unrealized gain on short-term investments	—	—	—	648	—	648
Net loss	—	—	—	—	(18,417)	(18,417)
Balance at March 31, 2020	24,820,070	$25	$232,114	$686	$(179,767)	$53,058

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(18,715)	$(18,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	80
Noncash interest expense	1,253	1,095
Share-based compensation expense	1,791	1,210
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,568)	780
Other assets	4	(31)
Accounts payable	4,071	2,695
Accrued expense and other liabilities	(2,245)	196
Cash used in operating activities	(15,303)	(12,392)
Investing activities:
Purchases of short-term investments	(6,931)	(21,107)
Proceeds from sales of short-term investments	20,000	16,750
Purchase of property and equipment	(186)	(38)
Cash provided by (used in) investing activities	12,883	(4,395)
Financing activities:
Proceeds from royalty purchase agreement	—	20,000
Proceeds from exercise of stock options	235	9
Cash provided by financing activities	235	20,009
Net increase (decrease) in cash and cash equivalents	(2,185)	3,222
Cash and cash equivalents at beginning of period	15,872	18,356
Cash and cash equivalents at end of period	$13,687	$21,578

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and description of business

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $254.3 million as of March 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of March 31, 2021, together with the expected payments from Blackstone Life Sciences (formerly known as Clarus Ventures) in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the Royalty Agreement and the Amendment (each as defined below), will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2022. If the Company is not able to meet the clinical enrollment milestones in the near term, and expected payments from Blackstone Life Sciences are delayed, the Company would delay certain expenditures. This may include delaying planned programs, delaying hiring plans, delaying manufacturing activities, and delaying commercial preparation efforts, which will enable the Company to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of these financial statements. In December 2020, the Company filed a registration statement with the SEC which covers the offering, issuance and sale of up to $200.0 million of the Company’s securities, which includes an Open Market Sale Agreement with Jefferies LLC covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. See Note 6.

2.	Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2020 and 2019 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2021 have not materially changed, except as set forth below.

Basis of presentation and consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Any reference in these notes to applicable

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020, and statements of changes in stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K and filed with the SEC on March 11, 2021.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include share-based compensation assumptions, royalty purchase liability assumptions and accrued research and development expenses.

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the three months ended March 31, 2021, the Company recorded a reduction to research and development expense of $0.3 million for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant.

Net loss per share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and common stock warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2021	2020
Stock options	5,173,716	4,557,673
Common stock warrants	550,661	—
	5,724,377	4,557,673

COVID-19 Update

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, or EUSOM trial, due to concerns with patient enrollment. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure the Company is positioned to maintain the overall planned size of the safety database in a timely manner. The Company has since completed enrollment in the EUSOM trial and will continue to monitor the COVID-19 pandemic in Europe regarding the data readout of this trial, which is expected in the second half of 2021. Completion of enrollment for the ROMAN trial is expected in the first half of 2021 and topline data is expected in the second half of 2021, subject to the continuing impact of the COVID-19 pandemic on the Company’s business.

With this change in the ROMAN trial, the assumptions underlying the Company’s calculation of interest expense on its royalty purchase liability changed. The Company imputes interest expense on its royalty purchase obligations by estimating risk adjusted future royalty payments over the term of the Royalty Agreement, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates.

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

Recent accounting pronouncements

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted this ASU on January 1, 2021. There is no impact to the Company’s consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$10,070	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,030	$—
U.S. Treasury obligations	38,803	—	—
Total short-term investments	$38,803	$5,030	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,943	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,062	$—
U.S. Treasury obligations	51,842	—	—
Total short-term investments	$51,842	$5,062	$—

There were no changes in valuation techniques during the three months ended March 31, 2021. The Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and equipment

Property and equipment consist of (amounts in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$1,321	$1,135
Computer hardware and software	260	260
Leasehold improvements	264	264
Furniture and fixtures	173	173
Property and equipment, gross	2,018	1,832
Less: Accumulated depreciation	(914)	(809)
Property and equipment, net	$1,104	$1,023

Depreciation expense was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

5.	Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31, 2021	December 31, 2020
Compensation and related benefits	$831	$2,632
Research and development expenses	5,240	5,525
Professional fees and other expenses	271	427
	$6,342	$8,584

6.	Royalty purchase liability

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

The Company accounts for the Royalty Agreement as a debt instrument. The $60.0 million proceeds from the first three tranches under the Royalty Agreement have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below which results in a corresponding increase in the liability balance. The Company recognized $1.3 million and $1.1 million in noncash interest expense during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the effective interest rate was 8.0%.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and Creve Coeur, Missouri which, as of March 31, 2021, have remaining lease terms of approximately 2.0 and 0.8 years, respectively. The discount rate used to account for the Company’s operating lease under ASC 842 is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2021	2020
Operating Leases
Right-of-use lease assets	$526	$530

Lease liabilities, current	296	238
Lease liabilities, net of current portion	235	296
Total operating lease liabilities	$531	$534

The components of lease expense were as follows:

	Three months ended March 31,
	2021	2020
Operating lease costs
Operating lease rental expense	$73	$74
Interest on lease liabilities	7	10
Total operating lease expense	$80	$84

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$81	$84
Right-of-use assets obtained in exchange for lease obligation
Operating leases	70	—

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of March 31, 2021 (amounts in thousands):

Remainder of 2021	$245
2022	266
2023	44
Total	555
Less: imputed interest	(24)
$531

8.	Share-based compensation

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

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2021 was 2,610,863. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$784	$594
General and administrative	1,007	616
	$1,791	$1,210

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2021:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2021	4,463,078	$7.40
Granted	968,275	11.96
Exercised	(217,015)	1.09
Forfeited	(40,622)	12.42
Outstanding at March 31, 2021	5,173,716	$8.48	7.5
Vested and exercisable at March 31, 2021	2,602,125	$5.32	5.9
Vested and expected to vest at March 31, 2021	5,173,716	$8.48	7.5

As of March 31, 2021, the unrecognized compensation cost was $21.7 million and will be recognized over an estimated weighted-average amortization period of 3.1 years. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2021 was $12.0 million and $11.3 million, respectively. Options granted during the three months ended March 31, 2021 and 2020 had weighted-average grant-date fair values of $9.00 and $10.72 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the three months ended March 31, 2021 and 2020 was determined using the methods and assumptions discussed below.

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

•	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term.
•	The expected dividend yield is 0% because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.
•	The Company’s board of directors has determined the price per share value of the Company’s common stock based on the closing price as reported by the NASDAQ Global Market on the date of the grant.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each option grant was estimated throughout the quarter using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2021	2020
Expected term (in years)	6.2	6.2
Expected stock price volatility	91.6%	89.0%
Risk-free interest rate	0.59%	1.32%
Expected dividend yield	0%	0%

9.	Related party transactions

IntellectMap provides IT advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2021 and 2020 were $49,000 and $0.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on March 11, 2021, or the 2020 Form 10-K, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are also developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including stereotactic body radiation therapy, or SBRT. Our second dismutase mimetic product candidate, GC4711, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous GC4711 in healthy volunteers. In April 2021, we announced updated data from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with locally advanced pancreatic cancer, or LAPC. The updated results include a minimum follow up of six months on all 42 patients and were consistent with the positive results reported with a minimum follow up of three months. As of this data analysis, median overall survival in the treatment arm was nearly twice as long as observed in the placebo arm, 20.1 months compared to 10.9 months, respectively. 29% of patients in the treatment arm achieved a 30% or greater response (partial response) compared to 11% of patients in the placebo arm. Positive results were also observed in local tumor control, time to metastases and progression-free survival. Avasopasem was well tolerated as of this data analysis, with similar rates of adverse events in the treatment and placebo arms. We plan to provide final data from this trial with at least one year of follow-up on all patients in the second half of 2021.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures), receiving aggregate gross proceeds of $273.1 million through December 31, 2020. In November 2019, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at the IPO price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of $5.0 million after deducting underwriting discounts and other offering costs. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $74.2 million and $51.9 million for the years ended December 31, 2020 and 2019, respectively, and $18.7 million for the three months ended March 31, 2021. As of March 31, 2021, we had $57.5 million in cash, cash equivalents and short-term investments and an accumulated deficit of $254.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2021, together with the expected payments from Blackstone in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We expect to achieve these clinical enrollment milestones in the first half of 2021. See “Royalty Agreement with Blackstone Life Sciences (formerly known as Clarus Ventures)” below.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the effectiveness of vaccines and vaccine distribution efforts, the impact of new variants of COVID-19 and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of the 2020 Form 10-K.

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

Mitigation activities to minimize COVID-19-related operation disruptions are ongoing given the severity and evolving nature of the situation, and we are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021 there were no material changes to our critical accounting policies from those discussed in the 2020 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Avasopasem manganese (GC4419)	$7,331	$9,336
GC4711	920	1,490
Other research and development expense	1,556	1,038
Personnel related and share-based compensation expense	2,616	2,388
	$12,423	$14,252

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

Interest Income

Interest income consists of amounts earned on our cash and cash equivalents held with large institutional banks, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations, and our short-term investments in U.S. Treasury and government agency obligations.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2020, we had federal and state tax net operating loss carryforwards of $135.6 million and $157.5 million, respectively, which each begin to expire in 2032 unless previously utilized. Approximately $73.0 million of these federal net operating loss carryforwards are available to be carried forward indefinitely. We also had foreign net operating loss carryforwards of $1.6 million which do not expire. As of December 31, 2020, we also had federal, state and foreign research and development tax credit carryforwards of $7.5 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
	(unaudited)
Operating expenses:
Research and development	$12,423	$14,252	$(1,829)
General and administrative	5,058	3,566	1,492
Loss from operations	(17,481)	(17,818)	337
Other income (expense):
Interest income	19	468	(449)
Interest expense	(1,253)	(1,095)	(158)
Foreign currency gain	—	28	(28)
Net loss	$(18,715)	$(18,417)	$(298)

Research and Development Expense

Research and development expense decreased by $1.8 million from $14.3 million for the three months ended March 31, 2020 to $12.4 million for the three months ended March 31, 2021. Avasopasem development costs decreased by $2.0 million, due to decreased expenses in our ROMAN trial and reduced preclinical expenses following the conclusion of toxicology studies. GC4711 development costs decreased by $0.6 million due to decreased CMC and preclinical expenses. These decreases were partially offset by a $0.2 million increase in personnel related and share-based compensation expense primarily due to grants of stock options to new and existing employees, and a $0.5 million increase in other research and development expenses including costs for independent contractors and the development of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $1.5 million from $3.6 million for the three months ended March 31, 2020 to $5.1 million for the three months ended March 31, 2021. The increase was primarily due to increased employee headcount, increased share-based compensation expense due to grants of stock options to new and existing employees, and an increase in expenses related to pre-commercial activities for avasopasem.

Interest Income

Interest income decreased from $0.5 million for the three months ended March 31, 2020 to $19,000 for the three months ended March 31, 2021. Lower average invested cash balances during the three months ended March 31, 2021 were compounded by lower average interest rates.

Interest Expense

We recognized $1.3 million and $1.1 million in non-cash interest expense during the three months ended March 31, 2021 and 2020, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through March 31, 2021, we have funded our operations primarily through the sale and issuance of equity and $60.0 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $273.1 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs. As of March 31, 2021, we had $57.5 million in cash, cash equivalents and short-term investments and an accumulated deficit of $254.3 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

In December 2020, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the three months ended March 31, 2021. As of March 31, 2021, there was $50.0 million of common stock remaining available for sale under the Sales Agreement.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(15,303)	$(12,392)
Net cash provided by (used in) investing activities	12,883	(4,395)
Net cash provided by financing activities	235	20,009
Net (decrease) increase in cash and cash equivalents	$(2,185)	$3,222

Operating Activities

During the three months ended March 31, 2021, we used $15.3 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $18.7 million, partially offset by non-cash charges of $3.1 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2020, we used $12.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $18.4 million, partially offset by non-cash charges of $2.4 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $3.6 million in cash from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the three months ended March 31, 2021, investing activities provided $12.9 million in net cash proceeds, primarily attributable to $13.1 million in net sales of our short-term investments, partially offset by $0.2 million for the purchase of property and equipment.

During the three months ended March 31, 2020, we used $4.4 million of net cash in investing activities, primarily attributable to net purchases of our short-term investments.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $0.2 million from the exercise of stock options.

During the three months ended March 31, 2020, financing activities provided $20.0 million, attributable to the proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, as disclosed below.

Funding Requirements

Our operating expenses increased substantially in 2020 and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2021, together with the expected payments from Blackstone in the amount of $57.5 million upon the achievement of certain clinical enrollment milestones in the ROMAN trial and the anti-cancer program in combination with SBRT under the amended Royalty Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We expect to achieve these clinical enrollment milestones in the first half of 2021. If we are not able to meet the clinical enrollment milestones in the near term, and expected payments from Blackstone Life Sciences are delayed, we would delay certain expenditures. This may include delaying planned programs, delaying hiring plans, delaying manufacturing activities, and delaying commercial preparation efforts which will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. In December 2020, we filed a registration statement on Form S-3 with the SEC which covers the offering, issuance and sale of up to $200.0 million of our securities, which includes up to $50.0 million of our common stock that may be sold under the Sales Agreement with Jefferies, which could be utilized to raise funding for future operating expenses and capital expenditure requirements.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the three months ended March 31, 2021 or 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

As of March 31, 2021, we had used $24.1 million of the net proceeds from our IPO. Remaining net proceeds of approximately $33.9 million have been invested in money market funds and U.S. Treasury and government agency obligations. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated November 6, 2019, filed with the SEC pursuant to Rule 424(b) under the Securities Act relating to the Registration Statement.

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

Galera Therapeutics, Inc.

Date: May 11, 2021	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 11, 2021	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer