Form 10-Q
period 2021-09-30
Galera Therapeutics, Inc.
filed 2021-11-10
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of November 5, 2021, the registrant had 26,438,767 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,632	$15,872
Short-term investments	71,073	56,904
Prepaid expenses and other current assets	3,983	5,153
Total current assets	92,688	77,929
Property and equipment, net	938	1,023
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	374	530
Other assets	1,626	1,477
Total assets	$98,765	$84,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,181	$5,146
Accrued expenses	8,272	8,584
Lease liabilities	271	238
Total current liabilities	15,724	13,968
Royalty purchase liability	125,751	63,369
Lease liabilities, net of current portion	110	296
Deferred tax liability	273	273
Other liabilities	74	74
Total liabilities	141,932	77,980
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 26,438,767 and 24,976,142 shares issued and outstanding at September 30, 2021 and December 31, 2020	26	25
Additional paid-in capital	256,104	241,649
Accumulated other comprehensive income (loss)	(2)	12
Accumulated deficit	(299,295)	(235,568)
Total stockholders’ equity (deficit)	(43,167)	6,118
Total liabilities and stockholders’ equity (deficit)	$98,765	$84,098

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,813	$12,133	$43,203	$40,225
General and administrative	5,487	3,945	15,667	11,384
Loss from operations	(20,300)	(16,078)	(58,870)	(51,609)
Other income (expenses):
Interest income	3	235	28	1,055
Interest expense	(2,327)	(1,235)	(4,882)	(3,625)
Foreign currency gain (loss)	(2)	—	(3)	27
Net loss	$(22,626)	$(17,078)	$(63,727)	$(54,152)
Net loss per share of common stock, basic and diluted	$(0.86)	$(0.69)	$(2.49)	$(2.18)
Weighted-average shares of common stock outstanding, basic and diluted	26,304,920	24,874,805	25,569,545	24,840,822

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(22,626)	$(17,078)	$(63,727)	$(54,152)
Unrealized gain (loss) on short-term investments	(5)	(193)	(14)	85
Comprehensive loss	$(22,631)	$(17,271)	$(63,741)	$(54,067)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	income (loss)	Deficit	Equity (Deficit)
Balance at January 1, 2021	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	1,791	—	—	1,791
Exercise of stock options	217,015	—	235	—	—	235
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,715)	(18,715)
Balance at March 31, 2021	25,193,157	25	243,675	10	(254,283)	(10,573)
Share-based compensation expense	—	—	1,611	—	—	1,611
Exercise of stock options	60,975	—	120	—	—	120
Sale of shares under Open Market Sale Agreement, net	665,279	1	5,717	—	—	5,718
Unrealized loss on short-term investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,386)	(22,386)
Balance at June 30, 2021	25,919,411	26	251,123	3	(276,669)	(25,517)
Share-based compensation expense	—	—	1,870	—	—	1,870
Exercise of stock options	293,267	—	890	—	—	890
Sale of shares under Open Market Sale Agreement, net	226,089	—	2,221	—	—	2,221
Unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(22,626)	(22,626)
Balance at September 30, 2021	26,438,767	$26	$256,104	$(2)	$(299,295)	$(43,167)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	income (loss)	Deficit	Equity
Balance at January 1, 2020	24,811,567	$25	$230,895	$38	$(161,350)	$69,608
Share-based compensation expense	—	—	1,210	—	—	1,210
Exercise of stock options	8,503	—	9	—	—	9
Unrealized gain on short-term investments	—	—	—	648	—	648
Net loss	—	—	—	—	(18,417)	(18,417)
Balance at March 31, 2020	24,820,070	25	232,114	686	(179,767)	53,058
Issuance of common stock warrants	—	—	4,712	—	—	4,712
Share-based compensation expense	—	—	1,453	—	—	1,453
Exercise of stock options	25,728	—	41	—	—	41
Unrealized loss on short-term investments	—	—	—	(370)	—	(370)
Net loss	—	—	—	—	(18,657)	(18,657)
Balance at June 30, 2020	24,845,798	25	238,320	316	(198,424)	40,237
Share-based compensation expense	—	—	1,505	—	—	1,505
Exercise of stock options	66,718	—	224	—	—	224
Unrealized loss on short-term investments	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	(17,078)	(17,078)
Balance at September 30, 2020	24,912,516	$25	$240,049	$123	$(215,502)	$24,695

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(63,727)	$(54,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314	272
Noncash interest expense	4,882	3,625
Share-based compensation expense	5,272	4,168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,171	2,089
Other assets	7	212
Accounts payable	2,035	68
Accrued expense and other liabilities	(466)	631
Cash used in operating activities	(50,512)	(43,087)
Investing activities:
Purchases of short-term investments	(67,183)	(53,650)
Proceeds from sales of short-term investments	53,000	73,750
Purchase of property and equipment	(230)	(411)
Cash provided by (used in) investing activities	(14,413)	19,689
Financing activities:
Proceeds from royalty purchase agreement	57,500	20,000
Proceeds from Open Market Sale Agreement, net	7,939	—
Proceeds from exercise of stock options	1,246	274
Cash provided by financing activities	66,685	20,274
Net increase (decrease) in cash and cash equivalents	1,760	(3,124)
Cash and cash equivalents at beginning of period	15,872	18,356
Cash and cash equivalents at end of period	$17,632	$15,232
Supplemental schedule of non-cash financing activities:
Issuance of warrants in conjunction with amendment to the royalty purchase agreement	$—	$4,712
Purchase of property and equipment included in accounts payable and accrued expenses	$7	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Galera's technology consists of selective small molecule dismutase mimetics that are in late-stage development in patients with cancer. Avasopasem manganese (GC4419, also referred to as avasopasem) is in development for radiotherapy-induced toxicities, including severe oral mucositis (SOM) in patients with locally advanced head and neck cancer (HNC) and esophagitis in patients with lung cancer. In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy with or without systemic therapy. Galera’s second dismutase mimetic product candidate, rucosopasem manganese (GC4711, also referred to as rucosopasem), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC).

In October 2021, the Company announced topline results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for radiotherapy-induced SOM in patients with locally advanced HNC. The trial demonstrated relative reductions in the incidence, duration and severity of SOM but did not achieve statistical significance in the primary endpoint of reduction in incidence of SOM. In September 2021, the Company announced final results from its Phase 1/2 pilot trial of avasopasem versus placebo in patients with unresectable or borderline resectable LAPC, who are undergoing SBRT. In this proof-of-concept trial, survival and tumor outcome benefits were observed. Avasopasem is also being studied in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with head and neck cancer undergoing standard of care radiotherapy and in a Phase 2a trial for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer. The Company is continuing to analyze the results of the ROMAN trial and is evaluating next steps for its programs focused on the reduction of radiotherapy-induced toxicity.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including SBRT. The Company’s second dismutase mimetic product candidate, rucosopasem, is being developed to increase the anti-cancer efficacy of SBRT and has successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers. The Company leveraged its observations from the pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with LAPC to prepare rucosopasem clinical trials in combination with SBRT. The Company is currently evaluating rucosopasem in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in NSCLC and a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $299.3 million as of September 30, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into 2023, assuming limited future development and commercial activities for avasopasem during this period. These assumptions may change as a result of many factors currently unknown to the Company, including without limitation the results of further analyses of data from the ROMAN trial and potential next steps for the Company’s radiotherapy-induced toxicity programs. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million of the Company’s securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the nine months ended September 30, 2021, we sold approximately 0.9 million shares of common stock and received net proceeds of approximately $7.9 million pursuant to the Sales Agreement. As of September 30, 2021, there remains approximately $41.7 million available under the Sales Agreement. See Note 8.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2020 and 2019 included in the Company’s annual report on Form 10-K filed with the SEC on March 11, 2021 have not materially changed, except as set forth below.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020, and statements of changes in stockholder’s equity (deficit) and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K and filed with the SEC on March 11, 2021.

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial for

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

rucosopasem in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the nine months ended September 30, 2021, the Company recorded a reduction to research and development expense of $0.3 million for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options	4,782,729	4,475,467
Common stock warrants	550,661	550,661
	5,333,390	5,026,128

COVID-19 update

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, or EUSOM trial, due to concerns with patient enrollment. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients to ensure the Company was positioned to maintain the overall planned size of the safety database in a timely manner. The Company reported topline data from the ROMAN trial in October 2021 and expects to report topline data from the EUSOM trial in the fourth quarter of 2021.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$13,519	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,447	$—
U.S. Treasury obligations	65,626	—	—
Total short-term investments	$65,626	$5,447	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,943	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,062	$—
U.S. Treasury obligations	51,842	—	—
Total short-term investments	$51,842	$5,062	$—

There were no changes in valuation techniques during the nine months ended September 30, 2021. Certain of the Company’s short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$1,332	$1,135
Computer hardware and software	292	260
Leasehold improvements	264	264
Furniture and fixtures	173	173
Property and equipment, gross	2,061	1,832
Less: Accumulated depreciation	(1,123)	(809)
Property and equipment, net	$938	$1,023

Depreciation expense was $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	September 30, 2021	December 31, 2020
Compensation and related benefits	$1,984	$2,632
Research and development expenses	5,986	5,525
Professional fees and other expenses	302	427
	$8,272	$8,584

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

In May 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million, to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. The Company accounted for the Amendment as a debt modification and is amortizing fees paid to the Blackstone Purchaser related to the Amendment over the estimated term of the royalty purchase liability utilizing the effective-interest method. In June 2021, the Company received the new tranche ($20.0 million) of the Amendment in connection with the enrollment of the first patient in a Phase 2b trial of rucosopasem in combination with SBRT in patients with locally advanced pancreatic cancer, which the Company refers to as the GRECO-2 trial. Also in June 2021, the Company completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche ($37.5 million) of the Amendment, which was received in July 2021.

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of September 30, 2021 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. As the Company continues to evaluate the next steps for its programs focused on the reduction of radiotherapy-induced toxicity, planned or possible next steps may have a material impact on the royalty purchase liability.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $2.3 million and $1.2 million in noncash interest expense during the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $3.6 million in noncash interest expense during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the effective interest rate was 8.3%.

Pursuant to the Royalty Agreement and the Amendment, in connection with the payment of each tranche of the Royalty Purchase Price, the Company has agreed to sell, convey, transfer and assign to Blackstone all of its right, title and interest in a high single-digit percentage of (i) worldwide net sales of avasopasem, rucosopasem, and any pharmaceutical product comprising or containing avasopasem or rucosopasem (collectively, the Products) and (ii) all amounts received by the Company or its affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of the Company’s patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Product from entering the market in such country.

The Royalty Agreement and the Amendment will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Blackstone. If no Products are commercialized, the Company would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability.

Upon execution of the Amendment, the Company issued common stock warrants to the Blackstone Purchaser, each of which became exercisable upon the receipt by the Company of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise dates, as follows:

	Shares	Exercise Price	Initial Exercise Date	Expiration Date
New Milestone Warrant	293,686	$13.62	6/7/2021	6/6/2027
Fourth Milestone Warrant	256,975	$13.62	7/19/2021	7/18/2027

The warrants are equity-classified and were valued at $4.7 million using the Black-Scholes valuation technique. The warrants were recorded as a discount to the royalty purchase liability. The Company will amortize the debt discount to interest expense over the estimated term of the royalty purchase liability utilizing the effective-interest method.

7.
Leases

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and Creve Coeur, Missouri which, as of September 30, 2021, have remaining lease terms of approximately 1.4 and 0.3 years, respectively. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2021	2020
Operating Leases
Right-of-use lease assets	$374	$530

Lease liabilities, current	271	238
Lease liabilities, net of current portion	110	296
Total operating lease liabilities	$381	$534

The components of lease expense were as follows:

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs
Operating lease rental expense	$76	$76	$225	$225
Interest on lease liabilities	5	8	18	27
Total operating lease expense	$81	$84	$243	$252

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$245	$344
Right-of-use assets obtained in exchange for lease obligation
Operating leases	70	—

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of September 30, 2021 (amounts in thousands):

Remainder of 2021	$83
2022	266
2023	44
Total	393
Less: imputed interest	(12)
$381

8.
Equity

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the three and nine months ended September 30, 2021, 226,089 and 891,368 shares were sold under the Sales Agreement at a weighted average price per share of $10.23 and $9.27, respectively. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $2.2 million and $7.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, there was approximately $41.7 million of available capacity under the Sales Agreement.

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

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of September 30, 2021 was 2,198,670. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$790	$662	$2,141	$1,923
General and administrative	1,080	843	3,131	2,245
	$1,870	$1,505	$5,272	$4,168

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2021:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2021	4,463,078	$7.40
Granted	1,318,852	11.07
Exercised	(571,257)	2.18
Forfeited	(427,944)	12.40
Outstanding at September 30, 2021	4,782,729	$8.59	7.3
Vested and exercisable at September 30, 2021	2,599,164	$6.36	6.0
Vested and expected to vest at September 30, 2021	4,782,729	$8.59	7.3

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the unrecognized compensation cost was $17.6 million and will be recognized over an estimated weighted-average amortization period of 2.7 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2021 was $8.4 million and $8.1 million, respectively. Options granted during the nine months ended September 30, 2021 and 2020 had weighted-average grant-date fair values of $8.26 and $10.45 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the nine months ended September 30, 2021 and 2020 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the nine months ended September 30, 2021 and 2020 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2021	2020
Expected term (in years)	6.2	6.2
Expected stock price volatility	90.4%	89.3%
Risk-free interest rate	0.69%	1.26%
Expected dividend yield	0%	0%

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the nine months ended September 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively.

10.
Subsequent events

ROMAN Phase 3 Trial Results

On October 19, 2021, the Company announced topline results from the Phase 3 ROMAN trial designed to evaluate the ability of avasopasem to reduce radiotherapy-induced SOM in patients with locally advanced HNC. The trial demonstrated relative reductions in the incidence, duration and severity of SOM but did not achieve statistical significance in the primary endpoint of reduction in incidence of SOM. The Company is continuing to analyze the results and is evaluating next steps for its programs focused on the reduction of radiotherapy-induced toxicity. Possible or planned next steps may have an impact on the Company's consolidated financial statements, including amounts recorded for the royalty purchase liability, and such impact may be material.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (GC4419, also referred to as avasopasem) is a potent and highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. Our second dismutase mimetic product candidate, rucosopasem manganese (GC4711, also referred to as rucosopasem), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

In October 2021, we announced topline results from a Phase 3 trial, which we refer to as the ROMAN trial, evaluating avasopasem for radiotherapy-induced SOM in patients with locally advanced HNC. The trial demonstrated relative reductions in the incidence, duration and severity of SOM but did not achieve statistical significance in the primary endpoint of reduction in incidence of SOM. Avasopasem was generally well tolerated compared to placebo. Avasopasem is also being studied in a Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial, and in a Phase 2a trial for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from the EUSOM and AESOP trials in the fourth quarter of 2021 and the first half of 2022, respectively. We are continuing to analyze the results from the ROMAN trial and evaluating next steps for our programs focused on reducing radiotherapy-induced toxicity.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, including SBRT. Our second dismutase mimetic product candidate, rucosopasem, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers. In September 2021, we announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. The results included a minimum follow up of one year on all 42 patients enrolled in the trial and were consistent with the positive interim results reported with a minimum follow up of six months. In this proof-of-concept trial, relative improvements were observed in overall survival, progression-free survival, local tumor control and time to distant metastases. 46% of patients in the active arm were alive at last follow-up (11 out of 24) compared to 33% in the placebo arm (6 out of 18). As previously reported, 29% of patients in the active arm achieved a 30% or greater decrease in primary tumor size (partial response) compared to 11% of patients in the placebo arm. Avasopasem was well tolerated, with similar rates of early and late adverse events in the active and placebo arms.

We leveraged our observations from the pilot LAPC trial of avasopasem to prepare our rucosopasem clinical trials in combination with SBRT. We initiated a Phase 1/2 trial in patients with non-small cell lung cancer, or NSCLC, in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. We expect to report initial data from this trial in the first half of 2022. We initiated a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC in May 2021, which we refer to as the GRECO-2 trial. In the future, we intend to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT and a checkpoint inhibitor.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $74.2 million and $51.9 million for the years ended December 31, 2020 and 2019, respectively, and $22.6 million and $63.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had $88.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $299.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023, assuming limited future development and commercial activities for avasopasem during this period. These assumptions may change as a result of many factors currently unknown to us, including without limitation the results of further analyses of data from the ROMAN trial and potential next steps for our radiotherapy-induced toxicity programs.

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

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for our clinical trials. We delayed the initiation of the EUSOM trial due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients to ensure we were positioned to maintain the planned size of the safety database in a timely manner. We reported topline data from the ROMAN trial in October 2021 and expect to report topline data from the EUSOM trial in the fourth quarter of 2021.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2020 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021 there were no material changes to our critical accounting policies from those discussed in the 2020 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Avasopasem manganese (GC4419)	$7,860	$7,867	$25,051	$25,776
Rucosopasem manganese (GC4711)	1,782	966	4,271	3,935
Other research and development expense	2,409	898	6,207	3,180
Personnel related and share-based compensation expense	2,762	2,402	7,674	7,334
	$14,813	$12,133	$43,203	$40,225

Research and development activities are central to our business model. Product candidates in later stages of clinical development, such as avasopasem, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses may increase over the next several years as we increase personnel costs, including stock-based compensation, conduct our later-stage clinical trials for avasopasem and rucosopasem, if applicable, conduct other clinical trials for current and future product candidates and prepare regulatory filings for our product candidates.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel expenses, including salaries, benefits and share-based compensation expense for employees in executive, finance, accounting, legal, information technology, commercial, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts, and to expand our operations and organizational capabilities. These increases will likely include increased costs related to the hiring of additional personnel, fees to outside consultants, lawyers and accountants and expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs. Should we commercialize our product candidates, we expect to incur significantly increased expenses associated with building our commercial infrastructure.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(unaudited)			(unaudited)
Operating expenses:
Research and development	$14,813	$12,133	$2,680	$43,203	$40,225	$2,978
General and administrative	5,487	3,945	1,542	15,667	11,384	4,283
Loss from operations	(20,300)	(16,078)	(4,222)	(58,870)	(51,609)	(7,261)
Other income (expense):
Interest income	3	235	(232)	28	1,055	(1,027)
Interest expense	(2,327)	(1,235)	(1,092)	(4,882)	(3,625)	(1,257)
Foreign currency gain (loss)	(2)	—	(2)	(3)	27	(30)
Net loss	$(22,626)	$(17,078)	$(5,548)	$(63,727)	$(54,152)	$(9,575)

Research and Development Expense

Research and development expense increased by $2.7 million from $12.1 million for the three months ended September 30, 2020 to $14.8 million for the three months ended September 30, 2021. Rucosopasem development costs increased by $0.8 million, due principally to increased expenses in our GRECO trials. Other research and development expenses increased by $1.5 million including costs for independent contractors and consultants primarily associated with the avasopasem SOM program, and the costs for development of additional product candidates.

Research and development expense increased by $3.0 million from $40.2 million for the nine months ended September 30, 2020 to $43.2 million for the nine months ended September 30, 2021. Other research and development expenses increased by $3.0 million, including costs for independent contractors and consultants primarily associated with the avasopasem SOM program, recruiting expenses, and the costs for development of additional product candidates. Rucosopasem development costs increased by $0.3 million due to expenses for our GRECO-1 and GRECO-2 trials. Partially offsetting these increases was a decrease in avasopasem development costs of $0.7 million, due to reduced preclinical expenses following the conclusion of toxicology studies and reduced expenses for clinical trials with the completion of enrollment in the ROMAN trial and completion of the pilot Phase 1/2 trial of avasopasem in conjunction with SBRT in patients with LAPC.

General and Administrative Expense

General and administrative expense increased by $1.6 million from $3.9 million for the three months ended September 30, 2020 to $5.5 million for the three months ended September 30, 2021. The increase was primarily due to increased employee headcount, increased share-based compensation expense due to grants of stock options to new and existing employees, an increase in expenses related to preparation for potential commercialization of avasopasem, and increased legal and insurance expenses.

General and administrative expense increased by $4.3 million from $11.4 million for the nine months ended September 30, 2020 to $15.7 million for the nine months ended September 30, 2021. The increase was primarily due to increased employee headcount, increased share-based compensation expense due to grants of stock options to new and existing employees, an increase in expenses related to potential commercialization of avasopasem, and increased insurance, legal and recruiting expenses.

Interest Income

Interest income decreased from $0.2 million for the three months ended September 30, 2020 to $3,000 for the three months ended September 30, 2021 and decreased from $1.1 million for the nine months ended September 30, 2020 to $28,000 for the nine months ended September 30, 2021, respectively. Lower average invested cash balances during the three and nine months ended September 30, 2021 were compounded by lower average interest rates.

Interest Expense

We recognized $2.3 million and $1.2 million in non-cash interest expense during the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $3.6 million in non-cash interest expense during the nine months ended September 30, 2021 and 2020, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through September 30, 2021, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $338.9 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the nine months ended September 30, 2021, 891,368 shares were sold under this Sales Agreement at a weighted average price per share of $9.27. Net proceeds after deducting fees, commissions and other expenses related to the offering were approximately $7.9 million. As of September 30, 2021, there was $41.7 million of common stock remaining available for sale under the Sales Agreement.

As of September 30, 2021, we had $88.7 million in cash, cash equivalents and short-term investments and an accumulated deficit of $299.3 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(50,512)	$(43,087)
Net cash provided by (used in) investing activities	(14,413)	19,689
Net cash provided by financing activities	66,685	20,274
Net increase (decrease) in cash and cash equivalents	$1,760	$(3,124)

Operating Activities

During the nine months ended September 30, 2021, we used $50.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $63.7 million, partially offset by non-cash charges of $10.5 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $2.7 million in cash from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2021, we used $14.4 million of net cash in investing activities, primarily attributable to $14.2 million in net purchases of our short-term investments and $0.2 million for the purchase of property and equipment.

During the nine months ended September 30, 2020, investing activities provided $19.7 million in net cash proceeds, primarily attributable to $20.1 million in net sales of our short-term investments, partially offset by $0.4 million for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $66.7 million, primarily attributable to $57.5 million in proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, as disclosed below, $7.9 million in net proceeds from the sale of our common stock under the Sales Agreement with Jefferies, and $1.2 million in proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, financing activities provided $20.3 million, primarily attributable to the proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, as disclosed below.

Funding Requirements

Our operating expenses increased substantially in 2020 and for the nine months ended September 30, 2021, and our expenses may continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect our existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023, assuming limited future development and commercial activities for avasopasem during this period. These assumptions may change as a result of many factors currently unknown to us, including without limitation the results of further analyses of data from the ROMAN trial and potential next steps for the Company’s radiotherapy-induced toxicity programs.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million, or the Royalty Purchase Price, in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, rucosopasem and any pharmaceutical product comprising or containing avasopasem or rucosopasem, or, collectively, the Products, as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively, under the Royalty Agreement.

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

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by us, unless earlier terminated pursuant to the mutual written agreement of us and Blackstone. If no Products are commercialized, we would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability.

In May 2020, as partial consideration for the Amendment, we issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of our common stock at an exercise price equal to $13.62 per share, each of which became exercisable upon the receipt by Galera of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise date of each respective warrant.

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

Effect of Inflation

Inflation did not have a significant impact on our net loss for the three and nine months ended September 30, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, we had fully utilized the net proceeds from our IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated November 6, 2019, filed with the SEC pursuant to Rule 424(b) under the Securities Act relating to the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
10.1†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021.	8-K	001-39114	10.1	8/18/2021
10.2	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey.					*
10.3	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: November 10, 2021	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer