Form 10-K
period 2021-12-31
Galera Therapeutics, Inc.
filed 2022-03-10
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $161.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 4, 2022 was 26,795,172.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials and data readouts, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and short-term investments, the anticipated impact of the COVID-19 pandemic on our business, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (GC4419, also referred to as avasopasem) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. Our second dismutase mimetic product candidate, rucosopasem manganese (GC4711, also referred to as rucosopasem), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

In December 2021, we announced corrected topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the Reduction in Oral Mucositis with Avasopasem Manganese trial, or ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo. The ROMAN trial is our second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. We plan to meet with the FDA in 2022 to discuss the results from the ROMAN trial together with the previously completed randomized Phase 2b trial with respect to the potential submission of a New Drug Application, or NDA.

In December 2021, we also announced topline results from a Phase 2a multi-center trial in Europe assessing the safety and efficacy of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. Avasopasem appeared to be generally well tolerated, and the incidence of SOM and median number of days of SOM observed in the EUSOM trial were in line with the ROMAN trial results.

Avasopasem is also being studied in a Phase 2a trial for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from the AESOP trial in the first half of 2022.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. SBRT typically involves a patient receiving one to five large doses of radiotherapy, in contrast to the 30 to 35 small daily doses typical of intensity modulated radiation therapy, or IMRT. Clinically, SBRT is increasingly used in patients with certain tumors, such as LAPC and NSCLC, that are less responsive to the small daily doses typical of IMRT. Even with the use of SBRT, there is need for improvement in treatment outcomes for certain tumors. Our second dismutase mimetic product candidate, rucosopasem, is being developed to increase the anti-cancer efficacy of SBRT, and we have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers. In September 2021, in support of rucosopasem, we also announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, improvements were observed with avasopasem plus SBRT in overall survival, progression-free survival, local tumor control and time to distant metastases relative to patients treated with placebo plus SBRT.

We used our observations from the pilot LAPC trial to inform the design of our rucosopasem clinical trials in combination with SBRT. We initiated a Phase 1/2 trial in patients with NSCLC in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute, or NCI, of the National Institutes of Health, or NIH, for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. We also initiated a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC in May 2021, which we refer to as the GRECO-2 trial. In the future, we intend to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT and a checkpoint inhibitor in patients with NSCLC.

Our management team has extensive drug development and commercialization experience ranging from discovery through market registrational and commercial launches.

Our Pipeline

The following table summarizes our product candidates:

Our Strategy

Our mission is to transform cancer therapy by reducing normal tissue toxicity induced by radiotherapy and increasing the anti-cancer efficacy of radiotherapy with the use of our dismutase mimetics. By doing this we seek to improve the lives of patients with cancer. Key elements of our strategy are as follows:

•
Complete development and obtain FDA approval of avasopasem for the reduction of radiotherapy-induced toxicities. Avasopasem has received Breakthrough Therapy Designation from the FDA for the reduction of SOM induced by radiotherapy, with or without systemic therapy. Avasopasem has achieved statistical significance and demonstrated improved clinical benefit in reducing SOM in our Phase 3 ROMAN trial and randomized Phase 2b trial. We plan to meet with the FDA in 2022 to discuss the results from these trials with respect to the potential submission of an NDA. We are also evaluating avasopasem in a Phase 2a trial to reduce the incidence of esophagitis in patients receiving radiotherapy for lung cancer, and we may initiate additional clinical trials for avasopasem to reduce radiotherapy-induced toxicities in other cancer indications. We may also pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, of presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis and/or other radiotherapy-induced toxicities as medically accepted indications in published drug compendia, notwithstanding that these indications may not be approved by the FDA.
•
Build a commercial infrastructure in the United States. We intend to commercialize avasopasem, if approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the concentrated prescribing base of approximately 5,000 radiation oncologists in the United States, who we believe are among the physicians most likely to use avasopasem. We also expect to leverage this sales organization to commercialize rucosopasem, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of avasopasem, rucosopasem, and our other product candidates.
•
Advance the development of rucosopasem in combination with SBRT to increase the anti-cancer efficacy of radiotherapy. Based on extensive preclinical research results with avasopasem and rucosopasem and positive data from our pilot LAPC trial, we believe that rucosopasem has the potential to increase the anti-cancer efficacy and safety profile of SBRT. We successfully completed Phase 1 trials with rucosopasem in healthy volunteers and initiated a Phase 1/2 trial with rucosopasem in combination with SBRT in patients with NSCLC in October 2020 and initiated a Phase 2b trial with rucosopasem in combination with SBRT in patients with LAPC in May 2021. We may seek new applications for our dismutase mimetics for other cancer therapy indications.
•
Develop additional novel dismutase mimetics and formulations. We intend to leverage our expertise in superoxide dismutase mimetics to continue to develop novel compounds that are intended to reduce normal tissue toxicity from radiotherapy and increase the anti-cancer efficacy of radiotherapy. Additionally, we believe we can broaden the utility of our novel dismutase mimetics by formulating them for oral delivery or other routes of administration. We have evaluated alternative formulations of rucosopasem and other novel compounds in our portfolio and will consider them for potential development. In addition, we intend to seek new applications for our dismutase mimetics, including other potential combinations in cancer therapy.
•
Seek strategic collaborative relationships. We intend to seek strategic collaborations to facilitate the capital-efficient development of our dismutase mimetics. We believe these collaborations could potentially provide significant funding to advance our dismutase mimetics candidate pipeline while allowing us to benefit from the development and commercial expertise of our collaborators.

Background on Superoxide and Superoxide Dismutase

Superoxide is similar to the molecular oxygen, O2, that is essential to breathing and life, except it carries one more electron. This extra electron, shown in the chemical formula O2•-, makes superoxide a reactive oxygen species that can react with a variety of biological molecules. Superoxide is produced constantly in every living cell by normal activities such as mitochondrial respiration, and if not removed rapidly, it causes damage to lipids, proteins, DNA and other critical biological molecules. As a result, it can harm or kill cells and has been implicated in a variety of biological disorders, including cancer. As protection, human cells produce superoxide dismutase enzymes, or SODs, to eliminate superoxide by rapidly and selectively converting it to hydrogen peroxide at rates of 107 molecules per second or higher. Hydrogen peroxide is much less toxic than superoxide to normal cells and is subsequently broken down by various enzymes, such as catalase (the natural disposal enzyme for hydrogen peroxide), to molecular oxygen and water. The SOD pathway is depicted below.

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

Our Dismutase Mimetics Core Structure:

Pentaaza Macrocycles

We have designed, and are developing, our dismutase mimetics to have each of the following essential features:

•
Speed. Our dismutase mimetics catalyze the conversion of superoxide to hydrogen peroxide and molecular oxygen at a rapid rate of 2 × 107 molecules per second or more, comparable to native SODs. Their structures hold the manganese such that it can rapidly shift back and forth between Mn+2 and Mn+3, meaning that their catalytic rate, or the speed that they convert superoxide, is mostly dependent on how fast superoxide can get to the manganese.
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

There is also the potential to increase the anti-cancer efficacy of SBRT, where our dismutase mimetics generate high daily doses of hydrogen peroxide. Preclinically, we have shown this effect in a variety of cancer types, including head and neck, pancreatic, lung and breast cancer and, when SBRT is combined with immune checkpoint inhibitor therapy. Given the combination of reduced normal tissue toxicity and increased anti-cancer efficacy of radiotherapy, we believe that our dismutase mimetics can transform radiotherapy.

We currently have two dismutase mimetic candidates in clinical development, avasopasem and rucosopasem. We also believe the technology is amenable to development of additional candidates for intravenous or other routes of administration.

Disease Overview and Our Product Pipeline

Reducing Radiotherapy-Induced Toxicities in Patients with Cancer (Radioprotection)

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
•
Increased economic burden. Approximately 16% of patients receiving radiotherapy for HNC are hospitalized due to SOM. Based on a third-party analysis of medical insurance claims covering 40 million patient years, patients with HNC and treated with radiotherapy who developed OM incurred, on average, approximately $40,000 in additional medical expenses in the first six months from the start of radiotherapy compared to such patients who did not develop OM.

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

In a survey we conducted in 2018 of 150 U.S. radiation oncologists, OM was identified as the most burdensome side effect caused by radiotherapy in patients being treated for HNC. OM was also characterized as the side effect most likely to cause treatment interruptions.

Current Treatment Landscape and Limitations

There are currently no FDA-approved drugs for the treatment of OM in patients with HNC. In 2020, the Multinational Association of Supportive Care in Cancer and International Society of Oral Oncology, or MASCC / ISOO, published an update to the leading clinical practice guidelines for the management of OM. These guidelines, which are summarized below, underscore how limited the existing approaches are for the management of OM in patients with HNC, and that these approaches have been largely palliative to date.

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

Our Solution: Avasopasem for Radiotherapy-Induced Severe Oral Mucositis

Avasopasem is a highly selective small molecule dismutase mimetic we are developing for the reduction of SOM in patients with HNC. We believe avasopasem, which to date is not approved for any indication, has the potential to address shortcomings associated with current approaches and become the standard of care treatment for SOM in patients with locally advanced HNC.

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
•
Compelling Phase 3 and randomized Phase 2b clinical data: Results from our Phase 3 ROMAN trial and randomized Phase 2b trial demonstrate the potential benefits of avasopasem across multiple parameters of SOM. Avasopasem has received Fast Track and Breakthrough Therapy Designation from the FDA.
•
Maintenance of anti-cancer efficacy of radiotherapy: Two-year follow-up clinical data from our Phase 2b trial for avasopasem in patients with locally advanced HNC showed similar rates of tumor control and survival between avasopasem and placebo with no observed decrease in the anti-cancer efficacy of radiotherapy. We believe this is significant as maintenance of anti-cancer efficacy of radiotherapy is of key importance to physicians when considering new drugs to manage side effects of radiotherapy. Long-term follow-up from our Phase 3 ROMAN trial is ongoing.
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

•
One pivotal trial is required to support an NDA filing;
•
The Phase 2b trial will be considered supportive to the Phase 3 pivotal trial;
•
Reduction in the incidence of SOM through the radiotherapy treatment period should be the primary endpoint of the Phase 3 registrational trial; and
•
All available tumor outcome data at the time of the NDA submission, including survival data, should be included in the NDA submission.

In December 2021, we announced positive corrected topline efficacy results from the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The trial was a randomized, double-blinded, multicenter, placebo-controlled trial assessing the effects of avasopasem on the incidence, duration and severity of SOM. 455 patients were enrolled in the trial and randomized 3:2 in favor of the avasopasem 90 mg treatment arm. Like our Phase 1b/2a and Phase 2b trials, the eligible population was patients with locally advanced, squamous cell HNC who were eligible for seven weeks of standard-of-care radiotherapy.

ROMAN Trial Design (n=455 patients)

The primary endpoint of the ROMAN trial was the reduction in the incidence of SOM through the radiotherapy period for patients being treated with 90 mg of avasopasem as compared to placebo received as a 60-minute intravenous infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients were assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment.

Additional endpoints included, among others, reduction in the number of days of SOM experienced by all patients and reduction in the severity of SOM, as well as the effect of treatment on tumor outcomes measured by overall survival, or OS, progression-free survival, or PFS, locoregional control, or LRC, and distant metastasis-free, or DMF, rates. Adverse events were monitored during the trial period. One-year tumor outcomes and two-year survival rates will be collected.

In this trial, avasopasem demonstrated efficacy across SOM endpoints with a statistically significant 16% relative reduction on the primary endpoint of reduction in the incidence of SOM (p=0.045) and a statistically significant 56% relative reduction in the number of days of SOM (p=0.002), with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. The severity of SOM (incidence of Grade 4 OM) was reduced by 27% in the avasopasem arm compared to placebo (p=0.052).

Relative Reduction Across SOM Endpoints

Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. The median time to onset of SOM for all patients was delayed by 11 days, from 38 days in the placebo arm to 49 days in the avasopasem arm. The incidence of SOM at all radiotherapy landmarks for patients on avasopasem was reduced compared to placebo, with the relative reductions greater than the primary endpoint both earlier during the course of therapy and during the two-week observation period after radiotherapy, as summarized in the following chart. The gray, or Gy, is the International System of Units unit of absorbed radiation dose.

Incidence of SOM Reduced at All Landmarks of Radiation Therapy

We believe the data in the above chart further demonstrate the potential clinical activity of avasopasem and the potential benefit to patients over the course of their radiotherapy.

Avasopasem appeared to be generally well tolerated compared to placebo. No difference was observed in the severity of adverse events and the most frequent adverse events were similar between the treatment and placebo arms. The percentage of patients with the most common adverse events in the ROMAN trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

Phase 2a Trial in Patients with HNC in Europe (EUSOM)

In December 2021, we announced topline results from EUSOM, a Phase 2a multi-center trial of avasopasem in Europe evaluating avasopasem in combination with IMRT and concurrent cisplatin in patients with locally advanced HNC. This trial was conducted in twelve centers across six countries in Europe and enrolled 38 patients, of which 33 completed full treatment.

The primary objective of this trial was to assess the safety of avasopasem in combination with IMRT and concurrent cisplatin. Secondary objectives included, among others, the reduction in the incidence of SOM through the radiotherapy period.

Avasopasem appeared to be generally well tolerated. The incidence of SOM was 54.5% and the median number of days of SOM was 9 days for patients who completed treatment in the EUSOM trial, in line with the ROMAN trial in which the incidence of SOM in the avasopasem arm was 54% and the median number of days of SOM was 8 days.

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

Relative Reduction Across SOM Endpoints

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

We followed patients from this trial for tumor outcomes out to two years following radiotherapy. In the two-year assessment of tumor outcomes, we observed similar outcomes among the three arms in OS, PFS, LRC and DMF rates.

Tumor Outcomes Maintained through 2 Years

No difference was observed in the severity of adverse events among the three arms in the trial and the most frequent adverse events were similar among the three arms.

Safety Profile of Both Avasopasem Doses was Comparable to

Standard-of-Care Chemoradiotherapy (Placebo Arm)

The percentage of patients with the most common adverse events in the Phase 2b trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

Phase 1b/2a Trial in Patients with HNC

In August 2016, we completed a Phase 1b/2a, open-label, multi-center, dose escalation trial of the safety, tolerability, pharmacodynamic and pharmacokinetic properties of avasopasem in combination with radiotherapy and concurrent cisplatin in 46 patients with locally advanced HNC. Doses ranged from 15 mg to 112 mg. The objectives of this trial were to evaluate the safety and tolerability of avasopasem in combination with IMRT and cisplatin, to determine a maximum tolerated dose and to assess the potential of avasopasem to reduce the duration, incidence and severity of SOM.

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

Radiotherapy-Induced Esophagitis

Radiotherapy-induced esophagitis is a common and debilitating adverse effect that develops in patients receiving radiotherapy, most commonly for lung, esophageal, breast or head and neck cancers or for lymphoma. Radiotherapy-induced esophagitis is inflammation, edema, erythema, and erosion of the mucosal surface of the esophagus caused by radiotherapy. Esophagitis can be life-threatening, and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and may require hospitalization. The severity of esophagitis is graded using the National Cancer Institute, or NCI, Common Terminology Criteria for Adverse Events, which is a five-point grading scale:

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

Clinical Development of Avasopasem for Esophagitis

Ongoing Phase 2a Trial in Patients with Lung Cancer (AESOP Trial)

In January 2020, we announced the initiation of a Phase 2a trial of avasopasem in combination with radiotherapy with concurrent chemotherapy in up to 60 patients with lung cancer, which we refer to as the AESOP trial. In the AESOP trial, 90 mg of avasopasem were given to patients before each of typically 30 radiotherapy fractions.

The primary endpoint of the trial is to assess the efficacy of avasopasem in reducing the incidence of Grade 2 or higher esophagitis in these patients.

We expect to report topline data from the AESOP trial in the first half of 2022.

Increasing Anti-Cancer Efficacy of Radiotherapy (Radiosensitization)

As cancer cells are much more sensitive than normal cells to elevated hydrogen peroxide, we believe the conversion of excess superoxide to hydrogen peroxide by our dismutase mimetics has the potential to increase the anti-cancer efficacy of radiotherapy. We are developing rucosopasem with the goal to increase the anti-cancer efficacy of high daily doses of radiotherapy, which we have demonstrated in our preclinical studies. A preclinical research article was published in Science Translational Medicine in May 2021 describing the synergy of our selective dismutase mimetics in combination with SBRT in killing tumors. This increased efficacy could be particularly important in settings where the current anti-cancer efficacy of radiotherapy alone is insufficient to achieve the desired outcome.

Locally Advanced Pancreatic Cancer Overview

Pancreatic cancer is a disease in which solid tumors form in the tissues of the pancreas. It is a particularly aggressive form of cancer and represents the third-leading cause of cancer deaths in the United States with approximately 60,000 new diagnoses and 48,000 deaths estimated in 2021. Globally, pancreatic cancer accounted for almost as many deaths (446,000) as new diagnoses (496,000) in 2020. Over 30% of newly diagnosed patients have non-metastatic disease that is unresectable due to the location of the primary tumor or its relationship to the surrounding vasculature. The first line of treatment for patients with unresectable tumors is chemotherapy. For those patients whose tumors remain unresectable following chemotherapy, SBRT is an emerging treatment option. Even with SBRT as an option, patients with pancreatic cancer often have a poor prognosis, with a five-year survival rate of only approximately 10%. As a result, there remains a large unmet need to increase the effectiveness of disease management and ultimately improve outcomes for patients.

Non-Small Cell Lung Cancer Overview

According to the NCI, lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that in 2021 there were approximately 236,000 new cases of lung cancer (both NSCLC and small cell lung cancer) in the United States and approximately 132,000 deaths. Approximately 175,000 patients are diagnosed with NSCLC each year in the United States and are typically treated with some combination of surgery, radiotherapy, chemotherapy and immunotherapy, depending on the severity of their disease, and SBRT is an established radiotherapy treatment for some forms of NSCLC. Even with all these current treatment options, NSCLC remains the leading cause of cancer deaths in the United States. As such, improving the effectiveness of lung cancer treatment and improving patient outcomes represents a significant unmet need.

Our Solution: Rucosopasem (GC4711) for Increasing Anti-Cancer Efficacy in Patients Receiving SBRT

Rucosopasem is our second dismutase mimetic product candidate. We are specifically developing rucosopasem, an analog of avasopasem, with the goal of increasing the anti-cancer efficacy of SBRT. Based on our extensive preclinical data and positive data from our proof-of-concept pilot LAPC trial, we believe rucosopasem has the potential to increase the anti-cancer efficacy of radiotherapy. By adding rucosopasem to an SBRT regimen, we believe that our dismutase mimetics’ conversion of superoxide to hydrogen peroxide may increase the anti-cancer efficacy of radiotherapy at current doses.

Phase 1 Trials

In December 2017, we completed a Phase 1 single-dose trial of intravenously administered rucosopasem in Australia. In March 2020, we completed a second Phase 1 single-ascending dose and multiple-dose trial of rucosopasem administered by 15-minute intravenous infusions to healthy volunteers in Australia.

In these trials, rucosopasem was observed to be well tolerated. There were no Grade 3, 4, or 5 adverse events, and no adverse events led to withdrawal from these trials. We used the results of these trials to identify the dose and schedule of rucosopasem to be studied in future trials and to support an Investigative New Drug Application, or IND, filing for intravenous rucosopasem delivered via 15-minute infusion.

Preclinical Results

We have observed in multiple xenograft and syngeneic tumor mouse models a strong correlation between the daily dose of radiation and the increase in anti-cancer efficacy with our selective dismutase mimetics. Notably, we observed that many of the mice at the highest daily dose of radiotherapy with a dismutase mimetic became tumor-free. The results of one such study, in which mice bearing NSCLC xenograft tumors received 24 mg/kg of avasopasem daily for five days concurrent with one of four different radiotherapy dosage regimens, are depicted below. For example, 5 Gy x 5 RT indicates that the mice received five daily doses of five Gy each. These radiotherapy regimens were selected because, without the addition of our dismutase mimetic, each should produce an equivalent reduction in tumor growth. The data reflects that expected result, but the increase in anti-cancer efficacy with addition of the dismutase mimetic increases significantly at the higher daily doses of radiotherapy.

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

The increase in anti-cancer efficacy of SBRT with our dismutase mimetics has been shown in a variety of models of lung, pancreatic, head and neck, breast and other cancers. In addition, because low oxygen levels typically found deep in larger tumors can interfere with the anti-cancer efficacy of radiotherapy, it is important that our dismutase mimetics appear to also increase anti-cancer efficacy in hypoxic tumor models. Further, they may also reduce the normal tissue toxicities that restrict the patients now eligible for SBRT. Because of this we believe that the combination of rucosopasem and SBRT has the potential to further increase the anti-cancer efficacy of and to broaden the group of patients who can benefit from SBRT.

The clinical research community is also exploring the possibility of increasing the anti-cancer efficacy of SBRT by combining it with checkpoint inhibitor immunotherapy, merging the targeted efficacy of radiotherapy with the demonstrated durability of checkpoint therapy. In preclinical models combining our dismutase mimetics with SBRT and anti-PD-1, anti-PD-L1 or anti-CTLA4 checkpoint therapy, this triple combination was more effective than combinations of SBRT combined with checkpoint therapy or SBRT combined with dismutase mimetic. The triple combination increased control of the irradiated primary tumors and also appeared to reduce the metastatic spread of the cancer and even controlled pre-existing tumors outside the radiation field. Based upon these data, we believe there is an opportunity to assess the combination of SBRT, checkpoint therapy and rucosopasem as a novel approach to treating various cancers.

Clinical Development for Increasing Anti-Cancer Efficacy

Phase 1/2 Pilot Trial of Avasopasem in Patients with LAPC

In September 2021, we announced final results from a pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. The primary objective of this trial was to determine the maximum tolerated daily dose of SBRT in conjunction with our dismutase mimetic, with secondary measures assessing, among others, OS, PFS, resectability and overall response rate compared to placebo. The trial was designed to evaluate three dose levels of SBRT, with each patient receiving five doses of SBRT. SBRT daily dose levels ranged from 10 Gy/dose to 12 Gy/dose.

The results included a minimum follow up of one year on all 42 patients enrolled in the trial. In this proof-of-concept trial, relative improvements were observed in OS, PFS, local tumor control and time to distant metastases. 46% of patients in the active arm were alive at last follow-up (11 out of 24) compared to 33% in the placebo arm (6 out of 18). 29% of patients in the active arm achieved a 30% or greater decrease in primary tumor size (partial response) compared to 11% of patients in the placebo arm. Avasopasem was well tolerated, with similar rates of early and late adverse events in the active and placebo arms. The data from this trial enabled us to select the SBRT regimen for our subsequent trial in this indication, the GRECO-2 trial, of five daily doses at 10 Gy/dose.

Improvements Across All Efficacy Parameters

Ongoing Phase 1/2 Trial of rucosopasem in Patients with NSCLC (GRECO-1 Trial)

In October 2020, we initiated a Phase 1/2 trial of rucosopasem in combination with SBRT in patients with NSCLC, which we refer to as the GRECO-1 trial. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. Subsequently, in a separate trial, we intend to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT and a checkpoint inhibitor.

Approximately 5 patients with locally advanced NSCLC will receive 100 mg of rucosopasem with SBRT over five consecutive weekdays as part of the Phase 1 open-label safety run-in portion of the trial. Following the safety run-in cohort, up to 66 NSCLC patients with locally advanced disease will receive 100 mg of rucosopasem with SBRT or placebo with SBRT over five consecutive weekdays in the randomized, blinded, placebo-controlled Phase 2 portion of trial.

The primary objective of the trial is to assess safety with secondary measures assessing, among others, objective response rate, PFS and OS.

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the NCI for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We expect to report initial data from the GRECO-1 trial in the first half of 2022.

Ongoing Phase 2b Trial of rucosopasem in Patients with LAPC (GRECO-2 Trial)

In May 2021, we initiated a randomized, double-blinded, multicenter, placebo-controlled Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC, which we refer to as the GRECO-2 trial. We expect to enroll approximately 160 patients in this trial.

The primary objective of this trial is to determine the impact on OS of adding 100 mg of rucosopasem to SBRT following chemotherapy in patients with unresectable or borderline resectable nonmetastatic pancreatic cancer. Key secondary objectives, among others, will include PFS, locoregional tumor control, time to distant metastases, surgical resection outcomes, and objective response rate.

Oral and Other Formulations

Preclinical studies conducted by us suggest that rucosopasem and other novel dismutase mimetics in our portfolio can also be delivered by other routes of administration beyond intravenous, and one or more of these may be considered for future development.

Clinical Development of Avasopasem for COVID-19

Phase 2 Pilot Trial in Critically Ill Patients with COVID-19

In September 2020, we initiated a randomized, double-blinded, multicenter, placebo-controlled Phase 2 pilot trial of avasopasem in up to 50 hospitalized patients who were critically ill with COVID-19.

The primary endpoint of the trial was to assess the efficacy of avasopasem in improving 28-day mortality compared to placebo. Patients received 90 mg of avasopasem or placebo as a 3-hour intravenous infusion twice daily for seven days. In June 2021, we ceased enrolling subjects in this trial. Enrollment in the trial was limited at the three centers that participated, and due to the overall decline in COVID-related hospitalizations in the United States at the time, we determined that it was not feasible to complete the trial.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-grade, or cGMP-grade, clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP requirements, and we maintain our product candidates in refrigerated conditions prior to intravenous infusion. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production. We have a formal agreement with Patheon Manufacturing Services LLC, or Patheon, for commercial production of avasopasem, if approved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Patheon Manufacturing Agreements” in Part II, Item 7 of this Annual Report on Form 10-K.

We also may elect to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future. We believe that our standardized manufacturing process can be transferred to a number of other CMOs for the production of clinical and commercial supplies of our product candidates in the ordinary course of business.

Commercialization

Our aim is to become a fully integrated biopharmaceutical company. At our current stage, we have a small commercial organization but have not yet established sales or distribution capabilities. We intend to commercialize avasopasem, if successfully developed and approved, by expanding our commercial organization by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 5,000 radiation oncologists in the United States, who treat patients using an even smaller number of radiation machines. There are approximately 2,500 radiotherapy treatment sites in the United States. Based on a third-party claims database, we estimate that over 80% of radiotherapy treatments for HNC patients are performed at approximately 700 sites. Because of the limited number of physicians concentrated around a smaller number of radiation machines, we believe we can effectively commercialize avasopasem, if approved, in the United States with a small, focused commercial organization. We also expect to leverage this sales organization to commercialize rucosopasem, if approved, and any of our future product candidates in the United States. Outside the United States, we may seek to establish collaborations for the commercialization of avasopasem, rucosopasem, and our other product candidates.

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

The key competitive factors affecting the success of avasopasem, rucosopasem and any of our other product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are currently no FDA-approved drugs for the treatment of OM in patients with HNC and no FDA-approved drugs or established guidelines for the treatment of radiotherapy-induced esophagitis.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for avasopasem, rucosopasem and any of our other product candidates, manufacturing methods and processes, novel discoveries, and other know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our product candidates and other proprietary technologies, inventions and improvements, including claims related to composition of matter and methods of use, that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications

As of December 31, 2021, our owned and currently pending and/or in-force patent portfolio consisted of approximately 21 issued U.S. patents, 11 pending U.S. patent applications, 125 issued foreign patents including 7 issued European patents that have been validated in many European countries, and 104 pending foreign applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In some instances, such a patent term adjustment may result in the term of a United States patent extending beyond 20 years from the earliest filing date of a non-provisional patent application. In the United States, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. This permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to a maximum of five years beyond the expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act. The length of the patent term extension is related to the length of time the drug is under regulatory review; however, it cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. Only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors.

The two most advanced product candidates in our portfolio, avasopasem and rucosopasem, are protected by issued patents with claims directed to composition of matter and method of use. Avasopasem is covered by a composition of matter patent in the United States that has a natural expiration date in March 2022. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and if we are successful in obtaining a patent term extension of approximately two and a half years which we believe should be available, the extension would result in an expiration date in 2031. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of avasopasem, including that tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032, and if we are successful in obtaining a patent term extension which we believe should be available, the extension would result in an expiration date in late 2034 to early 2035. In any event, we can only extend one applicable patent for each approved drug. Rucosopasem is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. However, we believe the rucosopasem composition of matter patent may be eligible for a patent term extension of at least about two years which, if granted, would result in an expiration date in 2038. When including only current issued patents and related potential patent term extensions, our product candidate patent portfolio is projected to expire between 2031 and 2038 in the United States. Additional pending or future patent applications may supplement or extend this patent portfolio.

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

We also have pending patent families in the United States that cover certain combinations of our product candidates with several oncology products and therapies that may provide protection for the use of our product candidates in connection with those oncology products and therapies, which, if granted, are projected to expire between 2037 and 2041.

Trademarks and Trade Secrets

As of December 31, 2021, our owned and currently pending and/or in-force trademark portfolio consisted of 2 registered U.S. trademarks, 8 pending U.S. trademark applications, 18 registered foreign trademarks, and 4 pending foreign trademark applications.

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
•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
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
•
satisfactory completion of any FDA inspections or audits of the sponsor, clinical research organizations and clinical study sites to assure compliance with GCP requirements and the integrity of the clinical data;
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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision. The actual review time may be significantly longer, depending on the complexity of the review, FDA requests for additional information and the sponsor’s submission of additional information.

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

FDA Expedited Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. The sponsor of a fast track-designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development. In addition, the FDA may review sections of the NDA for a fast track-designated product candidate on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval and may be approved upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may also designate a product candidate as a breakthrough therapy, which is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval and approval is not guaranteed. Such designation may, however, expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

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

The Hatch-Waxman Act and Marketing Applications for Follow-On Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. If an applicable patent issues between filing and approval, the applicant is required to amend the application to include that patent. Companies also may list applicable patents in the Orange Book after receiving product approval so long as the patent is submitted to FDA within 30 days of patent issuance. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. The ANDA requests permission to market a drug product that has the same active ingredients in the same strengths and dosage form as the RLD and has been shown through bioequivalence testing to be therapeutically equivalent to the RLD. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the innovator drug and can often be substituted by pharmacists under prescriptions written for the original listed drug referenced by the ANDA applicant if the FDA’s listing for the generic drug in the Orange Book indicates that it is “therapeutically equivalent” to the RLD.

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, it may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA label does not contain or carves out any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

If the applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Non-Patent Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert or a different formulation, are associated with a three-year period of exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

The Hatch-Waxman Act also provides three years of data exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare professionals, as well as similar foreign laws in the jurisdictions outside the U.S. Violations of such laws, or any other governmental regulations that apply, may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, additional reporting and oversight obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. With respect to off-label uses, third-party payors may provide coverage and reimbursement under certain limited circumstances. By way of example, Medicare covers off-label uses of FDA-approved drugs if the use is supported as a medically accepted indication by certain compendia and is not otherwise listed as unsupported, not indicated, not recommended, or equivalent terms, in any such compendia. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the pharmaceutical industry. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs and reimbursement adjustments. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs, created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year until 2031, which was temporarily suspended from May 1, 2020 through March 31, 2022, and further reduced payments to several types of Medicare providers.

Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders. Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

Clinical trials of medicinal products in the European Union, or EU, must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Marketing Authorization

In the European Union, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under European Union regulatory systems, we must submit an MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Essentially, there are two types of MAs. The centralized MAs are issued by the European Commission, based on the opinion of the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and are valid across the entire territory of the European Union. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “normal” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

National MAs are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two‑year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years, a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU or member state regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of March 1, 2022, we had 30 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We have incurred losses in each year since our inception in 2012 and anticipate incurring losses for the foreseeable future. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a drug at commercial scale, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons.

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the years ended December 31, 2021 and 2020 were $80.5 million and $74.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of $316.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

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
•
create additional infrastructure to support our product development and our planned future commercialization efforts; and
•
experience any delays or encounter issues with any of the above, including but not limited to failed trials, complex results, safety issues, other regulatory challenges that require longer follow-up of existing trials, additional major trials or additional supportive trials in order to pursue marketing approval.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect our expenses to increase in connection with our ongoing development activities related to avasopasem for the reduction in the incidence of severe oral mucositis, or SOM, in patients with locally advanced HNC, seek marketing approval for avasopasem, pursue clinical trials and marketing approval of avasopasem in other indications, pursue clinical trials and marketing approval of rucosopasem and advance any of our other product candidates we may develop or otherwise acquire. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the results, time and cost necessary for completing our ongoing and planned clinical trials;
•
the number, size and type of any additional clinical trials;
•
the costs, timing and outcomes of seeking and potentially obtaining approvals from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, such as the European Commission, or the competent authorities of the member states of the European Union, or EU, including the potential for the FDA or comparable regulatory authorities to require that we conduct more studies and trials than those that we currently expect to conduct and the costs of post-marketing studies or risk evaluation and mitigation strategies, or REMS, or similar risk management measures that could be required by regulatory authorities;
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

We have not yet demonstrated our ability to obtain regulatory approval for any of our product candidates, and there can be no assurance that the results from our Phase 3 ROMAN trial together with the randomized Phase 2b trial of avasopasem will be sufficient for us to submit an NDA for the reduction of SOM in patients with HNC. For example, as a result of the appearance of trace amounts of visible fine particles identified through stability testing of our avasopasem drug product candidate, our two INDs for avasopasem were temporarily placed on clinical hold in May and July 2019, respectively, following our April 2019 decision to voluntarily suspend dosing of avasopasem in all active clinical trials. We have since identified the particles as manganese carbonate, determined that the particles do not present safety or efficacy concerns for patients who may already have been dosed and have designed the manufacturing process to reduce formation of the particles. The FDA lifted the clinical holds in August 2019. Subsequently, in our ongoing stability testing of avasopasem, we have observed the appearance of visible manganese carbonate particles in drug product batches stored at room temperature (25°C) or refrigerated conditions. In our clinical trials, we added a filtration step to the preparation procedure for both avasopasem and placebo before administration to trial subjects to remove any particles that might form in the future, and we notified the FDA of the reasons for this change. There can be no assurance that we will be able to eliminate the formation of particles such as manganese carbonate, that a similar or different manufacturing issue will not occur, or that one or more of our programs will not be placed on clinical hold in the future.

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

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials of avasopasem. We delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to this delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we were positioned to maintain the overall planned size of the safety database in a timely manner.

While our Phase 3 ROMAN trial did demonstrate a statistically significant difference for the active 90 mg dose compared to placebo for the primary endpoint and a key secondary endpoint, we do not know whether the FDA will find these results together with the results from the randomized Phase 2b trial of avasopasem in patients with HNC sufficient to support the submission of an NDA.

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

Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements with our CROs governing their committed activities, and the ability to audit their performance, we have limited influence over their actual performance. We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected. For example, in October 2021, we announced topline data from the Phase 3 ROMAN trial of avasopasem in SOM and reported that the trial did not achieve statistical significance on the primary endpoint. Upon further analysis of the ROMAN data, an error by the CRO was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints, including the achievement of statistical significance on the primary endpoint. We announced the corrected topline results in December 2021.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities, such as the competent authorities of the member states of the EU. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, such as the competent authorities of the member states of the EU, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a MA in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

We have conducted certain of our clinical trials outside the United States, and we plan to conduct additional clinical trials outside the United States. For example, we conducted a Phase 1 dose and schedule escalation study of rucosopasem in healthy volunteers in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, for clinical trials not otherwise subject to an IND, such clinical trials must be conducted in accordance with good clinical practices, or GCP, requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•
we may be required to implement a REMS or similar risk management measures, or create a Medication Guide outlining the risks of such side effects for distribution to patients, or implement other changes to how a product is distributed or administered;
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

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, top-line, or preliminary data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign authorities, such as the EU institutions or the competent authorities of the member states of the EU, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or foreign jurisdictions until we receive regulatory approval of an NDA from the FDA or similar approval from foreign regulatory authorities.

Obtaining regulatory approval of an NDA or a similar foreign application can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of preclinical studies and clinical trials that will be required for FDA or foreign regulatory authorities approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a drug candidate for any or all indications. The FDA or foreign regulatory authorities may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States or abroad. We may experience difficulty in identifying and enrolling patients in such a trial, if one were to be required, which could interrupt, delay or halt the process of obtaining regulatory approval of our product candidates.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA or foreign regulatory authorities notification or FDA or foreign regulatory authorities approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Because we have limited financial and management resources, we focus on development programs and product candidates that we identify for specific indications. As such, we are currently primarily focused on the development of avasopasem and rucosopasem. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for avasopasem or rucosopasem that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have received Fast Track Designation from the FDA for avasopasem for the reduction of the severity and incidence of radiation and chemotherapy-induced OM, and we may seek Fast Track Designation for some or all of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and preclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for Fast Track Designation, for which sponsors must apply. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track Designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain approval.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions, such as the European Commission, or the competent authorities of the member states of the EU, must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Additionally, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and ratified a trade and cooperation agreement governing its future relationship, commonly known as Brexit. The agreement, which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Since January 1, 2021, however, the United Kingdom has operated under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable. While the United Kingdom has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the United Kingdom will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. For example, it is not clear to what extent the United Kingdom will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into United Kingdom marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the United Kingdom, the Medicines and Healthcare products Regulatory Agency is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Further, the United Kingdom’s withdrawal from the European Union has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar requirements may be requested by foreign regulatory authorities. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice-grade, or cGMP, or similar foreign requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•
fines, warning or untitled letters or holds on clinical trials;
•
refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have relied, and expect to continue to rely, on CROs for the conduct of preclinical studies and clinical trials of avasopasem, rucosopasem and/or any other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. We have no control over the ability of our CROs to maintain adequate quality control, quality assurance and qualified personnel. For example, in

October 2021, we announced topline data from the Phase 3 ROMAN trial of avasopasem in SOM and reported that the trial did not achieve statistical significance on the primary endpoint. Upon further analysis of the ROMAN data, an error by the CRO was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints, including the achievement of statistical significance on the primary endpoint. We announced the corrected topline results in December 2021. If our CROs and other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, their standard operating procedures and policies, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and foreign regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar foreign conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or foreign regulatory authorities and may ultimately lead to the denial of marketing approval of avasopasem, rucosopasem and any other product candidates.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of avasopasem, if approved, and any other product candidates for which we obtain marketing approval. The facilities used by our contract manufacturing organizations, or CMOs, to manufacture our product candidates must be approved by the FDA or other regulatory authorities for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit our NDA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. If our current or future suppliers are unable to supply us with sufficient raw materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new raw material manufacturers.

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

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations or other regulatory requirements outside the United States and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

•
the timing of market introduction;
•
the efficacy, safety and potential advantages compared to alternative treatments;
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

We do not currently have a sales, marketing or distribution infrastructure. We have never sold, marketed or distributed any therapeutic products. To achieve commercial success for any approved product candidate, we will need to establish a sales and marketing organization. Under the amended Royalty Agreement with Blackstone, we are required to establish a trained sales force sufficiently in advance of any anticipated commercial launch in a country where we seek to commercialize avasopasem or related product candidates. We expect to build a specialized sales and marketing organization of approximately 40 sales representatives to market our product candidates to the approximately 5,000 radiation oncologists in the United States. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown and cannot be precisely determined. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to set their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and Congress has proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts paid for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The development and commercialization of new drugs and biologics is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or biologics are pursuing the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on entirely different scientific approaches to our approach. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, product candidates, including avasopasem and rucosopasem, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our product candidates, including avasopasem and rucosopasem, will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidates, including avasopasem and rucosopasem. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidates, including avasopasem and rucosopasem, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidates, including avasopasem and rucosopasem. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, many of our product candidates, including avasopasem and rucosopasem, have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including avasopasem or rucosopasem, we may not successfully find patents that our products or product candidates, including avasopasem or rucosopasem, may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates.

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

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, including avasopasem and rucosopasem, and technologies. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant infusion rates for avasopasem and rucosopasem in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for those product candidates. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

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

We may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party or a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates, including avasopasem and rucosopasem. Such a loss of patent protection could harm our business. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making, using, importing and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

The biotechnology and pharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates, including avasopasem and rucosopasem, and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our product candidates, including avasopasem and rucosopasem, services and technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, including avasopasem and rucosopasem, services and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates, including avasopasem and rucosopasem, or processes, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates, including avasopasem and rucosopasem, may materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our product candidates, including avasopasem and rucosopasem, components of our product candidates, including avasopasem and rucosopasem, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

•
we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidates, including avasopasem and rucosopasem, or processes do not infringe those third parties’ patents;
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
•
if third parties initiate litigation claiming that our processes or product candidates, including avasopasem and rucosopasem, infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
•
if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
•
we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates, including avasopasem and rucosopasem; and
•
if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates, including avasopasem and rucosopasem, infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

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
•
redesign our product candidates, including avasopasem and rucosopasem, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
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

In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including avasopasem and rucosopasem. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates, including avasopasem and rucosopasem, or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidates, including avasopasem and rucosopasem, and we expect to continue to collaborate with third parties on the development of our product candidates, including avasopasem and rucosopasem, we must, at times, share trade secrets with them. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future product candidates, including avasopasem and rucosopasem, and processes.

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

The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We partner with a number of universities, including the University of Iowa, Northwestern University, and the University of Texas Southwestern Medical Center, with respect to certain of our research, development and manufacturing. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

If we do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates, including avasopasem and rucosopasem, thereby potentially extending the term of marketing exclusivity for such product candidates, including avasopasem and rucosopasem, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, including avasopasem and rucosopasem, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, including avasopasem and rucosopasem, or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

During trademark registration proceedings, our trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidate(s), including avasopasem and rucosopasem, in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We may not be able to adequately protect our intellectual property rights throughout the world.

Certain of our key patent families have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we may be unable to obtain issued patents that contain claims that adequately cover or protect our current or future product candidates, including avasopasem and rucosopasem. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates, including avasopasem and rucosopasem. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates, including avasopasem and rucosopasem, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates, including avasopasem and rucosopasem.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates, including avasopasem and rucosopasem, in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates, including avasopasem and rucosopasem could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates, including avasopasem and rucosopasem, or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates, including avasopasem and rucosopasem. We may incorrectly determine that our product candidates, including avasopasem and rucosopasem, are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates, including avasopasem and rucosopasem, and services. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates, including avasopasem and rucosopasem, and services.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates, including avasopasem and rucosopasem, that are held to be infringing. We might, if possible, also be forced to redesign products, product candidates, including avasopasem and rucosopasem, or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position on our product candidates, including avasopasem and rucosopasem, for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates, including avasopasem and rucosopasem, are obtained, once the patent life has expired for patents covering a product or product candidate, we may be open to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidates, including avasopasem and rucosopasem. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

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

•
third parties performing manufacturing or testing for us using our product candidates, including avasopasem and rucosopasem, or technologies could use the intellectual property of others without obtaining a proper license;
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

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidates, including avasopasem and rucosopasem. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and could result in customers seeking other sources for the technology, or in ceasing from doing business with us.

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

The in-licensing and acquisition of third-party intellectual property rights for product candidates, including avasopasem and rucosopasem, is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for products that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to additional technologies or products, our business, financial condition, results of operations and prospects for growth could suffer.

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

Other Risks Related to Our Business

The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have intermittently closed our executive offices with our administrative employees continuing their work outside of our offices and restricted on-site staff to only those required on-site to execute their job responsibilities. While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. In April 2020, we delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem manganese in patients with HNC undergoing standard-of-care radiotherapy. The first patient was dosed in the trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. We have since completed the enrollment in the Phase 2a trial in Europe and the ROMAN trial. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the

COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
interruption or delays in the operations of the FDA or foreign regulatory authorities, which may impact approval timelines;
•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing or supply shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;
•
limitations on employee resources, including at our third-party vendors, that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
•
refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies;
•
impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•
delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of vaccines and vaccine distribution efforts, the availability and effectiveness of COVID-19 testing, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified-nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
•
natural disasters, political and economic instability, including wars, such as the developing conflict between Russia and Ukraine, terrorism, political unrest, outbreak of disease, such as the novel coronavirus, and boycotts;
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

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We are not currently regulated as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Such state laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will significantly amend the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad, including our clinical trial programs outside the United States may also be subject to increased scrutiny or attention from data protection authorities. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, ; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or

SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU, and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Failure by our CROs and other third-party contractors to comply with strict rules on the transfer of personal data outside of the EU/EEA into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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

Misconduct by our employees and independent contractors, including consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA and other comparable regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs even if we attain profitability.

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

Risks Related to Our Common Stock

Our directors, officers and principal stockholders own a significant percentage of our stock and, if they choose to act together, are able to exercise influence over matters submitted to stockholders for approval.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 35% of our outstanding common stock as of December 31, 2021. Accordingly, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO (December 31, 2024), (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

On December 22, 2017, the United States enacted the Tax Act, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Act reduced the marginal U.S. corporate income tax rate from 35% to 21%, limited the deduction for net interest expense, shifted the United States toward a more territorial tax system, and imposed new taxes to combat erosion of the U.S. federal income tax base. The financial statements contained herein reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act, and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered that differs from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Moreover, the U.S. government may enact significant changes to the taxation of business entities including, among others, the imposition of minimum taxes or surtaxes on certain types of income. As we further analyze the impact of the Tax Act and any new tax legislation and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision.

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

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrades our shares or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the price of our common stock or its trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 2 W. Liberty Blvd, Suite 100, Malvern, Pennsylvania 19355, where we lease approximately 12,200 square feet of office space under a lease that terminates on February 28, 2023. We intend to add new facilities or space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	65	President, Chief Executive Officer and Director
Christopher Degnan	42	Chief Financial Officer
Mark Bachleda	47	Chief Commercial Officer
Robert A. Beardsley, Ph.D.	61	Chief Operating Officer
Jon T. Holmlund, M.D.	65	Chief Medical Officer
Jennifer Evans Stacey	57	Chief Legal & Compliance Officer and Secretary
Non-Employee Directors
Michael Powell, Ph.D.(3)	67	Chairman of the Board
Lawrence Alleva(1)(2)	72	Director
Emmett Cunningham, M.D., Ph.D., MPH	61	Director
Kevin Lokay(1)(2)(3)	65	Director
Linda West (1)(2)(3)	62	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Mel Sorensen, M.D. has served as Director, Chief Executive Officer and President of Galera since 2012. Dr. Sorensen serves on the boards of directors of several private companies including Esanik Therapeutics, Medsyn Biopharma and PlanetVerify Ltd. He is an advisor to the Biomarkers Consortium of the National Institutes of Health and to the Irish Cancer Society. Dr. Sorensen holds an M.B., B.Ch. and B.A.O. from University College, Dublin. Dr. Sorensen’s postgraduate education and work has been in the United States, including an internal medicine residency in St. Louis and medical oncology fellowship at the Mayo Clinic, seven years at the National Cancer Institute as Senior Investigator in the Cancer Therapy Evaluation Program and four years each with Bayer and GlaxoSmithKline. Dr. Sorensen served as Director, Chief Executive Officer and President of Ascenta Therapeutics from 2004 until he joined Galera. We believe Dr. Sorensen’s experience in the industry, his role as our Chief Executive Officer and President and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Christopher Degnan has served as our Chief Financial Officer since October 2019 and served as our Secretary from October 2019 to October 2021. Mr. Degnan was most recently the Chief Financial Officer at Verrica Pharmaceuticals Inc., a public, late-stage biotechnology company focused on medical dermatology, from March

2018 to October 2019. Prior to Verrica, Mr. Degnan held roles of increasing responsibility at Endo International plc, a generics and specialty branded pharmaceutical company, beginning in November 2014, where he most recently served as the Vice President of Finance, Corporate FP&A and International Pharmaceuticals Segment Chief Financial Officer from December 2016 to March 2018. Prior to that, he served as the Vice President of Finance, Chief Financial Officer for Endo’s U.S. Branded Pharmaceuticals segment from March 2016 to December 2016, and as the Senior Finance Director, U.S. Branded Pharmaceuticals from November 2014 to March 2016. Prior to joining Endo, Mr. Degnan held roles of increasing responsibility at AstraZeneca plc, a global biopharmaceutical company, beginning in 2004, most recently as Senior Finance Director, U.S. Commercial Finance from July 2013 to November 2014. He is a Certified Public Accountant in the State of Pennsylvania (voluntary inactive status). Mr. Degnan holds a B.B.A. degree in Accountancy from the University of Notre Dame.

Mark J. Bachleda, Pharm.D., MBA has served as our Chief Commercial Officer since October 2021. Prior to Galera, Dr. Bachleda served as Vice President & US Business Unit Head of the CAR T Cell Therapy Franchise at Bristol Myers Squibb (BMS), launching Breyanzi® (liso-cel), a CD19 CAR T in large B cell lymphoma, and Abecma® (ide-cel), the first BCMA CAR T in relapsed/refractory multiple myeloma. He held the same role at Celgene Corporation before its acquisition by BMS for $74 billion in 2019. He served as Vice President, Sales & Account Management at Juno Therapeutics before its $9 billion sale to Celgene in 2018. Previously, Dr. Bachleda worked at Amgen for 15 years in commercial operations roles of increasing responsibility up to Country President & General Manager of Amgen Czech Republic where he led an enterprise of 11 commercialized therapies including launches of Kyprolis®, Blincyto®, and Repatha®. Dr. Bachleda is a registered pharmacist and received his Doctor of Pharmacy degree (Pharm.D.) from the University of Illinois at Chicago. He completed a post-doctoral fellowship in Health Policy & Economics at Thomas Jefferson University and holds Master of Business Administration (MBA) degrees from both Columbia University and University of California at Berkeley.

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

Jennifer Evans Stacey, Esq. has served as our Chief Legal & Compliance Officer and Secretary since October 2021. Prior to Galera, Ms. Stacey served as Vice President, General Counsel, Secretary and Government Relations at The Wistar Institute, an international biomedical research institute focused on cancer, vaccines and infectious disease from April 2016 to October 2021. Previously, she served as Senior Vice President, General Counsel, Human Resources and Secretary at Antares Pharma, Inc. from May 2014 to July 2015. Prior to that, Ms. Stacey served as Executive Vice President, General Counsel, Human Resources, and Secretary at Auxilium Pharmaceuticals, Inc., and as Senior Vice President, Corporate Communications, General Counsel and Secretary at Aventis Behring, LLC (now CSL Behring). She began her career in life sciences at Rhône-Poulenc Rorer (now Sanofi) including two years in their Paris office. Ms. Stacey currently serves on the board of directors of Context Therapeutics. Ms. Stacey graduated with an A.B. from Princeton University and earned her J.D. from the University of Pennsylvania Law School.

Non-Employee Directors

Michael Powell, Ph.D. has served as a member of our board of directors since November 2016 and as its Chair since July 2017, and also serves as Chair of our Nominating and Corporate Governance Committee. In August 2021, Dr. Powell joined Omega Funds as an Executive Partner. Previously, he was a General Partner at Sofinnova Investments, a biopharmaceutical investment firm, from 1997 until June 2021. Dr. Powell was Group Leader of Drug Delivery at Genentech from 1990 until 1997, and Director of Product Development at Cytel from 1987 until 1990. Dr. Powell currently serves as the Chair of the boards of directors of Checkmate Pharma and Dauntless Pharmaceuticals and sits on the board of directors of several private companies, including Pionyr Immunotherapeutics and Aeovian Pharmaceuticals. He also serves on the Washington University board of trustees in St. Louis and is an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a Ph.D. in Physical Chemistry from the University of Toronto and he completed post-doctoral studies in Bioorganic Chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in investing in pharmaceutical companies.

Lawrence Alleva has served as a member of our board of directors since June 2019 and also serves as Chair of our Audit Committee. He is a former partner with PricewaterhouseCoopers LLP (PwC), where he worked for 39 years from 1971 until his retirement in June 2010, including 28 years’ service as a partner. Mr. Alleva worked with numerous pharmaceutical and biotechnology companies as clients and, additionally, served PwC in a variety of office, regional and national practice leadership roles, most recently as the U.S. Ethics and Compliance Leader for the firm’s Assurance Practice from 2006 until 2010. Mr. Alleva currently serves on the boards of directors of Bright Horizons Family Solutions, Inc., Mersana Therapeutics, Inc. and Adaptimmune Therapeutics PLC and chairs the audit committee for those companies. He previously served on the boards of directors and as chair of the audit committees of TESARO, Inc. from March 2012 to the time of its sale to GSK in January 2019, Mirna Therapeutics, Inc. from June 2015 until its merger with another company in September 2017 and of GlobalLogic, Inc. from June 2011 through the sale of the company in June 2014. Mr. Alleva is a Certified Public Accountant (inactive). He received a B.S. degree in Accounting from Ithaca College and attended Columbia University’s Executive M.B.A. non-degree program. We believe Mr. Alleva is qualified to serve on our board of directors due to his finance background and industry experience, including his service on the boards of directors of other public biotechnology companies.

Emmett Cunningham, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Cunningham is an Operating Partner at Blackstone Life Sciences, a life sciences investment firm, having joined Blackstone as part of its acquisition of Clarus in December 2018. He joined Clarus in 2006 as a Principal. From February 2004 to December 2005, he was Senior Vice President, Medical Strategy at Eyetech Pharmaceuticals, Inc., a pharmaceutical company. From April 2002 to February 2004, Dr. Cunningham was Vice President of Clinical Research Development and Licensing. Dr. Cunningham is also Adjunct Clinical Professor of Ophthalmology at Stanford University School of Medicine and the co-founder and Chair of the Ophthalmology Innovation Summit. Dr. Cunningham has served on the boards of directors of SFJ Pharmaceuticals Group since June 2014, Annexon Biosciences since December 2014, Silktech Biopharmaceuticals since November 2017 and Lumos Pharma Inc. since January 2019. He previously served on the board of directors of Graybug Vision from May 2016 to September 2020 and the Chair of the board of directors of Restoration Robotics from October 2017 to June 2018. Dr. Cunningham received a B.S. from Drexel University, a B.A., M.D. and M.P.H. from Johns Hopkins University and a Ph.D. in neuroscience from the University of California at San Diego. We believe Dr. Cunningham is qualified to serve on our board of directors due to his experience in research and investing in medical companies.

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

Linda West has served as a member of our board of directors since March 2020 and also serves as Chair of our Compensation Committee. Ms. West served in multiple leadership roles of increasing responsibility for E. I. du Pont de Nemours and Company from August 1981 until her retirement in December 2019. Ms. West most recently served as Vice President, Corporate Planning and Analyses, where she led the execution of transformational transactions from October 2009 until her retirement, including major divestitures, spin-offs, acquisitions, and the merger with The Dow Company followed by simultaneous spin-offs into three independent companies. Throughout her career with DuPont, Ms. West led early and late stage businesses including DuPont Imaging Technologies, DuPont Personal Protection, DuPont Microcircuit Materials, and DuPont Industrial Imaging. Prior to serving as Vice President, Corporate Planning and Analyses, Ms. West was the Chief Financial Officer of multiple DuPont businesses and was the Vice President, General Auditor and Chief Ethics and Compliance Officer for five years during the initial implementation of the Sarbanes-Oxley Act of 2002. Ms. West currently serves on the board of directors of Context Therapeutics. Ms. West holds a B.S. in Accounting with a minor in Business Administration from the University of Delaware. We believe that Ms. West is qualified to serve on our board of directors due to her finance background and extensive experience in business management and corporate transactions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “GRTX” since November 7, 2019. Prior to that time, there was no public market for our common stock.

On March 4, 2022, there were 13 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2021.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2019, including a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (GC4419, also referred to as avasopasem) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. Our second dismutase mimetic product candidate, rucosopasem manganese (GC4711, also referred to as rucosopasem), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

In December 2021, we announced corrected topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant 16% relative reduction on the primary endpoint of reduction in the incidence of SOM (p=0.045) and a statistically significant reduction on the secondary endpoint of number of days of SOM (p=0.002), with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm (56% relative reduction). Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo. The ROMAN trial is our second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. We plan to meet with the FDA in 2022 to discuss the results from the ROMAN trial together with the previously completed randomized Phase 2b trial with respect to the potential submission of a New Drug Application, or NDA.

In December 2021, we also announced topline results from a Phase 2a multi-center trial in Europe assessing the safety and efficacy of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. This trial was conducted in twelve centers across six countries in Europe and enrolled 38 patients, of which 33 completed full treatment. Avasopasem appeared to be generally well tolerated. The incidence of SOM was 54.5% and median number of days of SOM was 9 days in the EUSOM trial, in line with the ROMAN trial in which the incidence of SOM in the avasopasem arm was 54% and the median duration was 8 days.

Avasopasem is also being studied in a Phase 2a trial for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. We expect to report topline data from the AESOP trial in the first half of 2022.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. Our second dismutase mimetic product candidate, rucosopasem, is being developed to increase the anti-cancer efficacy of SBRT and we have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers. In September 2021, in support of rucosopasem, we also announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. The results included a minimum follow up of one year on all 42 patients enrolled in the trial and were consistent with the positive interim results reported with a minimum follow up of six months. In this proof-of-concept trial, relative improvements were observed in overall survival, progression-free survival, local tumor control and time to distant metastases. 46% of patients in the active arm were alive at last follow-up (11 out of 24) compared to 33% in the placebo arm (6 out of 18). As previously reported, 29% of patients in the active arm achieved a 30% or greater decrease in primary tumor size (partial response) compared to 11% of patients in the placebo arm. Avasopasem was well tolerated, with similar rates of early and late adverse events in the active and placebo arms.

We used our observations from the pilot LAPC trial of avasopasem to inform the design of our rucosopasem clinical trials in combination with SBRT. We initiated a Phase 1/2 trial in patients with non-small cell lung cancer, or NSCLC, in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. We expect to report initial data from this trial in the first half of 2022. We initiated a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC in May 2021, which we refer to as the GRECO-2 trial. In the future, we intend to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT and a checkpoint inhibitor.

In September 2020, we initiated a pilot Phase 2 clinical trial of avasopasem to evaluate its ability to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19. The randomized, double-blind, placebo-controlled Phase 2 trial is designed to assess the safety and efficacy of avasopasem in improving 28-day mortality, compared to placebo. The trial aimed to enroll up to 50 hospitalized adult patients critically ill with COVID-19 at several sites across the U.S. In June 2021, we ceased enrolling subjects in this trial. Enrollment in the trial was limited at the three centers that participated. Due to the overall decline in COVID-related hospitalizations in the United States at the time, we determined that it was not feasible to complete the trial.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $80.5 million and $74.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $71.2 million in cash, cash equivalents and short-term investments and an accumulated deficit of $316.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the effectiveness of vaccines and vaccine distribution efforts, the impact of new variants of COVID-19 and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for our clinical trials. We delayed the initiation of the EUSOM trial due to concerns with clinical trial enrollment in Europe during the COVID-19 pandemic. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients to ensure we were positioned to maintain the planned size of the safety database in a timely manner. We reported topline data from the ROMAN trial and the EUSOM trial in the fourth quarter of 2021.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Royalty Purchase Liability

Pursuant to our amended Royalty Agreement with Blackstone Life Sciences, we have received cash payments totaling $117.5 million from Blackstone based upon the achievement of specified clinical milestones, which have been recorded as long-term debt obligations. Interest expense on such obligation is imputed by estimating risk adjusted future royalty payments over the term of the amended Royalty Agreement which takes into consideration the probability of obtaining FDA approval. Other significant assumptions include adjustments to estimated gross revenues to arrive at net product sales from which a royalty payment can be estimated. The non-cash interest expense recorded increases the balance of our royalty obligation. The royalty obligation will be reduced when royalty payments are made, if any.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Avasopasem manganese (GC4419)	$28,120	$35,172
Rucosopasem manganese (GC4711)	6,332	5,583
Other research and development expense	7,905	4,403
Personnel related and share-based compensation expense	10,060	9,687
	$52,417	$54,845

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

Income Tax Benefit

In the year ended December 31, 2020, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of changes to the anticipated effective tax rate in certain state and local jurisdictions in which we have operations.

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2021, we had federal and state tax net operating loss carryforwards of $145.3 million and $167.3 million, respectively, which each begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.5 million which do not expire. As of December 31, 2021, we also had federal, state and foreign research and development tax credit carryforwards of $6.1 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$52,417	$54,845	$(2,428)
General and administrative	20,951	15,708	5,243
Loss from operations	(73,368)	(70,553)	(2,815)
Other income (expense):
Interest income	32	1,174	(1,142)
Interest expense	(7,194)	(4,880)	(2,314)
Foreign currency gain (loss)	(4)	25	(29)
Loss before income tax benefit	(80,534)	(74,234)	(6,300)
Income tax benefit	—	16	(16)
Net loss	$(80,534)	$(74,218)	$(6,316)

Research and Development Expense

Research and development expense decreased by $2.4 million from $54.8 million for the year ended December 31, 2020 to $52.4 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease of $7.1 million for avasopasem development costs, as expenses decreased for the ROMAN, EUSOM, AESOP and pilot LAPC trials, all of which have completed patient enrollment, and the completion of avasopasem toxicology studies in 2020. Partially offsetting these decreases, rucosopasem development costs increased $0.7 million due to increased expenses for the GRECO-1 and GRECO-2 trials, personnel related and share-based compensation expense increased $0.4 million, and other research and development expenses increased $3.5 million due to increased costs for independent contractors and consultants primarily associated with the avasopasem SOM program.

General and Administrative Expense

General and administrative expense increased by $5.2 million from $15.7 million for the year ended December 31, 2020 to $21.0 million for the year ended December 31, 2021. The increase was primarily attributable to a $2.0 million increase in personnel related and share-based compensation expense, primarily due to increased employee headcount and stock options granted to new and existing employees and board members, and a $1.8 million increase in expenses related to preparation for potential commercialization of avasopasem, and increased insurance, legal and recruiting expenses.

Interest Income

Interest income decreased by $1.1 million from $1.2 million for the year ended December 31, 2020 to $32,000 for the year ended December 31, 2021. Lower average invested cash balances during the year ended December 31, 2021 were compounded by lower average interest rates.

Interest Expense

We recognized $7.2 million and $4.9 million in non-cash interest expense during the years ended December 31, 2021 and 2020, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through December 31, 2021, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $338.9 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2021, we sold an aggregate of 891,368 shares of our common stock under the Sales Agreement, at a weighted average price per share of $9.27, generating aggregate net proceeds of $7.9 million, after deducting fees, commissions and other expenses. As of December 31, 2021, there was $41.7 million of common stock remaining available for sale under the Sales Agreement.

As of December 31, 2021, we had $71.2 million in cash, cash equivalents and short-term investments and an accumulated deficit of $316.1 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(67,958)	$(59,537)
Net cash provided by investing activities	5,238	36,547
Net cash provided by financing activities	66,707	20,506
Net increase (decrease) in cash and cash equivalents	$3,987	$(2,484)

Operating Activities

During the year ended December 31, 2021, we used $68.0 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $80.5 million and a $2.6 million net decrease in cash from changes in our operating assets and liabilities, partially offset by non-cash charges of $15.2 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the year ended December 31, 2021, investing activities provided $5.2 million of net cash, primarily attributable to the $5.5 million in net proceeds from the purchases and sales of our short-term investments, partially offset by $0.3 million for the purchase of property and equipment.

During the year ended December 31, 2020, investing activities provided $36.5 million of net cash, primarily attributable to $37.0 million in net proceeds from the purchases and sales of our short-term investments, partially offset by $0.5 million for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2021, financing activities provided $66.7 million in net cash proceeds, primarily attributable to $57.5 million in proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences, $7.9 million in net proceeds from the sale of our common stock under the ATM Sales Agreement, and $1.3 million in proceeds from the exercise of stock options.

During the year ended December 31, 2020, financing activities provided $20.5 million in net cash proceeds, primarily attributable to $20.0 million in proceeds received in connection with the Royalty Agreement with Blackstone Life Sciences and $0.5 million in proceeds from the exercise of stock options.

Funding Requirements

Our operating expenses increased substantially in 2020 and 2021, and our expenses may continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

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

Patheon Manufacturing Agreements

In August 2021, we entered into a Master Manufacturing Services Agreement with Patheon, or the Master Agreement. The Master Agreement governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to Galera for the drug products specified by us from time to time. Pursuant to the Master Agreement, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related product agreement. Each product agreement that we may enter into from time to time will be governed by the terms of the Master Agreement, unless expressly modified in such product agreement.

In August 2021, we and Patheon entered into a product agreement for avasopasem, or the Product Agreement, under the Master Agreement to govern the terms and conditions of Patheon’s manufacture and commercial supply to us of avasopasem manganese from Patheon’s Greenville, North Carolina manufacturing site.

The Master Agreement, and any related product agreement, has an initial term that expires on December 31, 2027 and includes renewal terms, as applicable. In addition, each party has the ability to terminate the Product Agreement upon the occurrence of certain customary conditions. The Master Agreement contains representations, warranties and indemnity obligations customary for agreements of this type, and the Product Agreement establishes certain pricing for avasopasem that may be adjusted as set forth in the Master Agreement.

Our obligation to purchase avasopasem under the Product Agreement is subject to certain binding forecast periods at certain established prices, which will be reviewed each year on January 1 by us and Patheon. We currently do not have any contractual commitment to purchase avasopasem under the Product Agreement.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 10, 2022

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,859	$15,872
Short-term investments	51,358	56,904
Prepaid expenses and other current assets	6,175	5,153
Total current assets	77,392	77,929
Property and equipment, net	527	1,023
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	296	530
Other assets	1,957	1,477
Total assets	$83,311	$84,098
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,044	$5,146
Accrued expenses	7,633	8,584
Lease liabilities	258	238
Total current liabilities	12,935	13,968
Royalty purchase liability	128,063	63,369
Lease liabilities, net of current portion	44	296
Deferred tax liability	273	273
Other liabilities	—	74
Total liabilities	141,315	77,980
Commitments (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 26,458,767 and 24,976,142 shares issued and outstanding at December 31, 2021 and 2020, respectively	26	25
Additional paid-in capital	258,086	241,649
Accumulated other comprehensive income (loss)	(14)	12
Accumulated deficit	(316,102)	(235,568)
Total stockholders’ equity (deficit)	(58,004)	6,118
Total liabilities and stockholders’ equity (deficit)	$83,311	$84,098

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2021	2020
Operating expenses:
Research and development	$52,417	$54,845
General and administrative	20,951	15,708
Loss from operations	(73,368)	(70,553)
Other income (expenses):
Interest income	32	1,174
Interest expense	(7,194)	(4,880)
Foreign currency gain (loss)	(4)	25
Loss before income tax benefit	(80,534)	(74,234)
Income tax benefit	—	16
Net loss	$(80,534)	$(74,218)
Net loss per share of common stock, basic and diluted	$(3.12)	$(2.98)
Weighted-average shares of common stock outstanding, basic and diluted	25,789,458	24,869,770

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2021	2020
Net loss	$(80,534)	$(74,218)
Unrealized loss on short-term investments	(26)	(26)
Comprehensive loss	$(80,560)	$(74,244)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2020	24,811,567	$25	$230,895	$38	$(161,350)	$69,608
Issuance of common stock warrants	—	—	4,712	—	—	4,712
Share-based compensation expense	—	—	5,536	—	—	5,536
Exercise of stock options	164,575	—	506	—	—	506
Unrealized gain on short-term investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(74,218)	(74,218)
Balance at December 31, 2020	24,976,142	25	241,649	12	(235,568)	6,118
Share-based compensation expense	—	—	7,231	—	—	7,231
Exercise of stock options	591,257	—	1,266	—	—	1,266
Sale of shares under Open Market Sale Agreement, net	891,368	1	7,940	—	—	7,941
Unrealized loss on short-term investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(80,534)	(80,534)
Balance at December 31, 2021	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2021	2020
Operating activities:
Net loss	$(80,534)	$(74,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	368
Noncash interest expense	7,194	4,880
Share-based compensation expense	7,231	5,536
Deferred tax liability	—	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,022)	127
Other assets	(246)	(274)
Accounts payable	(101)	1,201
Accrued expense	(951)	2,859
Other liabilities	(307)	—
Cash used in operating activities	(67,958)	(59,537)
Investing activities:
Purchases of short-term investments	(71,979)	(67,746)
Proceeds from sales of short-term investments	77,500	104,750
Purchase of property and equipment	(283)	(457)
Cash provided by investing activities	5,238	36,547
Financing activities:
Proceeds from royalty purchase agreement	57,500	20,000
Proceeds from the sale of common stock, net of issuance costs	7,941	—
Proceeds from exercise of stock options	1,266	506
Cash provided by financing activities	66,707	20,506
Net increase (decrease) in cash and cash equivalents	3,987	(2,484)
Cash and cash equivalents at beginning of year	15,872	18,356
Cash and cash equivalents at end of year	$19,859	$15,872
Supplemental schedule of non-cash financing activities:
Issuance of warrants in conjunction with amendment to the Royalty Purchase Agreement	$—	$4,712
Deferred offering costs included in accounts payable and accrued expenses	$—	$240
Purchase of property and equipment included in accounts payable and accrued expenses	$9	$—

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

In December 2021, the Company announced corrected topline efficacy results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC. The Company had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM. The ROMAN trial is the Company’s second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. The Company plans to meet with the FDA in 2022 to discuss the results from the ROMAN trial together with the previously completed randomized Phase 2b trial with respect to the potential submission of a New Drug Application, or NDA. Avasopasem is also being studied in a Phase 2a trial for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its dismutase mimetics to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. The Company’s second dismutase mimetic product candidate, rucosopasem, is being developed to increase the anti-cancer efficacy of SBRT and has successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers. In September 2021, in support of rucosopasem, the Company announced final results from its Phase 1/2 pilot trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, survival and tumor outcome benefits were observed. The Company used its observations from this pilot trial to inform the design of rucosopasem clinical trials in combination with SBRT. The Company is currently evaluating rucosopasem in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in NSCLC and a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $316.1 million as of December 31, 2021. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2023. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the year ended December 31, 2021, we sold approximately 0.9 million shares of common stock and received net proceeds of $7.9 million pursuant to the Sales Agreement. As of December 31, 2021, there remained $41.7 million available under the Sales Agreement.

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

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant areas that require management’s estimates include the share-based compensation assumptions, royalty purchase liability assumptions and accrued research and development expense.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2021 and 2020 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations.

Short-term investments

Short-term investments consist of debt securities with a maturity of greater than three months when acquired. The Company classifies its short-term investments at the time of purchase as available-for-sale securities, which are net of unrealized losses of $26,000 during the years ended December 31, 2021 and 2020. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2021, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Goodwill and acquired intangible asset

In November 2012, the Company completed a Series A redeemable convertible preferred stock (Series A) financing with venture capital investors and simultaneously acquired Galera Therapeutics, LLC (LLC), a limited liability company incorporated in Missouri in 2009. LLC was renamed Galera Labs, LLC in January 2013 and operates as a wholly-owned subsidiary of the Company. The Company applied the purchase method of accounting under which the consideration given to the LLC members and noteholders was allocated to the fair value of the net assets assumed from the LLC at the date of the acquisition. The sole intangible asset acquired represented the fair value of in-process research and development (IPR&D) which has been recorded on the accompanying consolidated balance sheets as an indefinite life intangible asset. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis of zero which was recognized as goodwill in applying the purchase method of accounting.

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company determined that there was no impairment to goodwill or IPR&D.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million, by increasing the fourth tranche from $20.0 million to $37.5 million, which was received in July 2021, and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone, which was received in June 2021. The Company accounted for the Amendment as a debt modification and is amortizing fees paid to the Blackstone Purchaser related to the Amendment over the estimated term of the royalty purchase liability utilizing the effective-interest method.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (short-term leases). For short-term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no short-term leases as of December 31, 2021 and 2020.

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the years ended December 31, 2021 and 2020, the Company recorded a reduction to research and development expense of $0.4 million and $0.7 million, respectively, for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant.

Share-based compensation

The Company measures share-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected life of the options and stock price volatility. The Company accounts for forfeitures of stock option awards as they occur. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. During the year ended December 31, 2021 and 2020, the Company provided matching contributions of $0.3 million and $0.2 million, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and common stock warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Stock options	4,970,975	4,463,078
Common stock warrants	550,661	550,661
	5,521,636	5,013,739

COVID-19 Update

The COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for some of the Company’s clinical trials. In April 2020, the Company delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, or EUSOM trial, due to concerns with patient enrollment. The first patient was dosed in this trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to maintain the overall planned size of the safety database in a timely manner. The Company reported topline data from the ROMAN trial and the EUSOM trial in the fourth quarter of 2021.

In September 2020, the Company initiated a pilot Phase 2 clinical trial of avasopasem to evaluate its ability to improve 28-day mortality in hospitalized patients who are critically ill with COVID-19. The trial aimed to enroll up to 50 hospitalized adult patients critically ill with COVID-19 at several sites across the U.S. Enrollment in the trial was limited at the three centers that participated. Due to the overall decline in COVID-related hospitalizations at the time, the Company determined that it was not feasible to complete the trial.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$12,346	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,413	$—
U.S. Treasury obligations	45,945	—	—
Total short-term investments	$45,945	$5,413	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,943	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,062	$—
U.S. Treasury obligations	51,842	—	—
Total short-term investments	$51,842	$5,062	$—

There were no changes in valuation techniques during the years ended December 31, 2021 and 2020. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4. Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,
	2021	2020
Laboratory equipment	$1,379	$1,135
Computer hardware and software	292	260
Leasehold improvements	264	264
Furniture and fixtures	179	173
Property and equipment, gross	2,114	1,832
Less: Accumulated depreciation and amortization	(1,587)	(809)
Property and equipment, net	$527	$1,023

Depreciation and amortization expense was $0.8 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

5. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,
	2021	2020
Compensation and related benefits	$2,038	$2,632
Research and development expenses	5,360	5,525
Professional fees and other expenses	235	427
	$7,633	$8,584

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

In May 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million, to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. The Company accounted for the Amendment as a debt modification and is amortizing fees paid to the Blackstone Purchaser related to the Amendment over the estimated term of the royalty purchase liability utilizing the effective-interest method. In June 2021, the Company received the new tranche ($20.0 million) under the Amendment in connection with the enrollment of the first patient in a Phase 2b trial of rucosopasem in combination with SBRT in patients with locally advanced pancreatic cancer, which the Company refers to as the GRECO-2 trial. Also in June 2021, the Company completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche ($37.5 million) under the Amendment, which was received in July 2021.

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of December 31, 2021 have been recorded as a liability on the accompanying consolidated balance

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. As the Company continues to evaluate the next steps for its programs focused on the reduction of radiotherapy-induced toxicity, planned or possible next steps may have a material impact on the royalty purchase liability. The Company recognized $7.2 million and $4.9 million in noncash interest expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the effective interest rate was 7.2%.

Pursuant to the Royalty Agreement and the Amendment, in connection with the payment of each tranche of the Royalty Purchase Price, the Company has agreed to sell, convey, transfer and assign to Blackstone all of its right, title and interest in a high single-digit percentage of (i) worldwide net sales of avasopasem and rucosopasem (collectively, the Products) and (ii) all amounts received by the Company or its affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of the Company’s patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Product from entering the market in such country.

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

The warrants are equity-classified and were valued at $4.7 million using the Black-Scholes option pricing model. The warrants were recorded as a discount to the royalty purchase liability. The Company amortizes the debt discount to interest expense over the estimated term of the royalty purchase liability utilizing the effective-interest method.

7. Leases

The Company has non-cancelable operating leases for office and laboratory space in Malvern, Pennsylvania and Creve Coeur, Missouri which, as of December 31, 2021, have remaining lease terms of approximately 1.2 and 0.1 years, respectively. The discount rate used to account for the Company’s operating leases is the Company’s estimated incremental borrowing rate of 5.3%.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
Operating Leases
Right-of-use lease assets	$296	$530

Lease liabilities, current	258	238
Lease liabilities, net of current portion	44	296
Total operating lease liabilities	$302	$534

The components of lease expense were as follows:

	Year ended December 31,
	2021	2020
Operating lease costs
Operating lease rental expense	$303	$262
Interest on lease liabilities	22	35
Total operating lease expense	$325	$297

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$325	$445
Right-of-use assets obtained in exchange for lease obligation
Operating leases	70	—

Our operating lease liabilities as of December 31, 2021 will mature, as follows (amounts in thousands):

2022	$266
2023	44
Total	310
Less: imputed interest	(8)
$302

8. Commitments

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders' Equity (Deficit)

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the year ended December 31, 2021, 891,368 shares were sold under the Sales Agreement at a weighted average price per share of $9.27. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $7.9 million for the year ended December 31, 2021. As of December 31, 2021, there was $41.7 million of available capacity under the Sales Agreement.

Share-based compensation

In connection with the Company’s Initial Public Offering, or IPO, in November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Incentive Award Plan (the 2019 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the IPO. Upon effectiveness of the 2019 Plan, the Company ceased granting new awards under the Prior Plan (as defined herein).

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2021, there were 1,251,930 shares available for future issuance under the 2019 Plan, including 999,045 shares added pursuant to this provision effective January 1, 2021. Pursuant to this provision, the Company added an additional 1,058,350 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2022. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of December 31, 2021, there were 741,497 shares available for issuance under the ESPP, including 249,761 shares added pursuant to this provision effective January 1, 2021. Pursuant to this provision, the Company added an additional 264,587 shares to the total shares available for issuance under the ESPP effective January 1, 2022.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2021 was 2,167,546. No shares

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company's stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$2,919	$2,450
General and administrative	4,312	3,086
	$7,231	$5,536

The following table summarizes the activity related to stock option grants for the years ended December 31, 2021 and 2020:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2020	3,537,946	$5.17
Granted	1,238,573	13.68
Exercised	(164,575)	3.07
Forfeited	(148,866)	11.59
Outstanding at December 31, 2020	4,463,078	7.40
Granted	1,653,852	10.40
Exercised	(591,257)	2.14
Forfeited	(554,698)	12.50
Outstanding at December 31, 2021	4,970,975	$8.45	7.1
Vested and exercisable at December 31, 2021	2,810,494	$6.78	5.8
Vested and expected to vest at December 31, 2021	4,970,975	$8.45	7.1

As of December 31, 2021, the unrecognized compensation cost was $16.3 million and will be recognized over an estimated weighted-average remaining amortization period of 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2021 was $3.0 million and $3.0 million, respectively. Options granted during the years ended December 31, 2021 and 2020 had weighted-average grant-date fair values of $7.73 and $10.19 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the years ended December 31, 2021 and 2020 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2021	2020
Expected term (in years)	6.2	6.2
Expected stock price volatility	89.5%	89.5%
Risk-free interest rate	0.79%	1.17%
Expected dividend yield	0%	0%

10. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2021	2020
Domestic	$(80,587)	$(73,007)
Foreign	53	(1,227)
	$(80,534)	$(74,234)

The Company’s tax benefit for the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	Year ended December 31,
	2021	2020
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	—
State		(16)
Foreign	—	—
	—	(16)
Total income tax benefit	$—	$(16)

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2021	2020
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	1.5	5.0
Change in tax rate	—	0.1
Sale of royalty interest	(16.9)	(7.0)
Difference in foreign rate	—	0.2
Research and development	0.4	2.8
Change in valuation allowance	(5.6)	(21.9)
Share-based compensation	(0.3)	(0.2)
Other	(0.1)	—
Total provision	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$43,111	$40,324
Share-based compensation	2,874	1,593
Research and development credits	7,827	7,477
Accrued expenses and other	77	98
Gross deferred tax assets	53,889	49,492
Valuation allowance	(52,787)	(48,309)
Net deferred tax asset	1,102	1,183
Deferred tax liabilities
Accrued expenses and other	(722)	(803)
Acquired in-process research and development	(653)	(653)
Net deferred tax liabilities	$(273)	$(273)

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. The Company’s acquired IPR&D intangible asset can be utilized as a source of income arising from the future reversal of temporary differences that can be offset against post 2017 indefinite-lived net operating losses, or NOLs. Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOLs generated subsequent to January 1, 2018.

The valuation allowance increased by $4.5 million and $16.2 million for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2021 and 2020, respectively (in thousands):

	December 31,
	2021	2020
Combined NOL Carryforwards:
Federal	$145,265	$135,580
State	167,252	157,506
Foreign	1,516	1,565

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The NOL carryforwards begin expiring in 2032 for both federal and state income tax purposes. As of December 31, 2021, the Company also has federal and state research and development tax credit carryforwards of $6.1 million that will begin to expire in 2032, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change tax credits as well as its NOLs to offset future taxable income. During the year ended December 31, 2021, the Company conducted a Section 382 study and determined that approximately $63.7 million in NOLs and $2.7 million in research and development tax credits are limited by Section 382 as of December 31, 2021. As a result of the Section 382 analysis, approximately $1.4 million of research and development tax credits are scheduled to expire unused due to the annual Section 382 limitation and therefore were written off during 2021.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2021, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2018 through 2020 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

11. Related Party Transactions

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the years ended December 31, 2021 and 2020 were $0.2 million and $0.3 million, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	4,970,975(2)	$8.45(3)	1,993,427
Equity compensation plans not approved by security holders	—	—	—
Total	4,970,975	$8.45	1,993,427

(1)
Consists of the Galera Therapeutics, Inc. Equity Incentive Plan, as amended (the “Prior Plan”), the 2019 Incentive Award Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “2019 ESPP”).
(2)
Consists of 2,167,546 outstanding options to purchase stock under the Prior Plan and 2,803,429 outstanding options to purchase stock under the 2019 Plan.

(3)
As of December 31, 2021, the weighted-average exercise price of outstanding options under the Prior Plan was $4.38 and the weighted-average exercise price of outstanding options under the 2019 Plan was $11.60.
(4)
Includes 1,251,930 shares available for future issuance under the 2019 Plan and 741,497 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options). The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Other

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	09/25/2020
4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019
4.2	Description of Securities	10-K	001-39114	4.2	03/11/2021
4.3	Second Amended and Restated Investors’ Rights Agreement, dated as of August 30, 2018, by and among Galera Therapeutics, Inc. and the investors party thereto, as amended	S-1/A	333-234184	4.2	10/28/2019
4.4	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrantholders	10-Q	001-39114	4.1	08/10/2020
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019
10.5#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey	10-Q	001-39114	10.2	11/10/2021
10.6#

Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendment to Employment Agreement, dated January 31, 2022, by and between Galera Therapeutics, Inc. and Mark Bachleda

						*
10.7#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.8	10/28/2019
10.8.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.8	10/28/2019
10.8.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019
10.8.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019
10.8.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019
10.9#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019

10.10#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1	333-234184	10.8	10/11/2019
10.11#	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy	10-K	001-39114	10.10	03/11/2021
10.12.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019
10.12.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.1	08/10/2020
10.13†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.2	08/10/2020
10.14†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021	8-K	001-39114	10.0	08/18/2021
21.1	Subsidiaries of Galera Therapeutics, Inc.	S-1	333-234184	21.1	10/11/2019
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 10, 2022	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 10, 2022	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Director	March 10, 2022
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Christopher Degnan	Chief Financial Officer	March 10, 2022
Christopher Degnan	(principal financial and accounting officer)

/s/ Mike Powell, Ph.D.	Chairman of the Board of Directors	March 10, 2022
Michael Powell, Ph.D.

/s/ Lawrence Alleva	Director	March 10, 2022
Lawrence Alleva

/s/ Emmett Cunningham, M.D., Ph.D., MPH	Director	March 10, 2022
Emmett Cunningham, M.D., Ph.D., MPH

/s/ Linda West	Director	March 10, 2022
Linda West

/s/ Kevin Lokay	Director	March 10, 2022
Kevin Lokay