Form 10-Q
period 2022-03-31
Galera Therapeutics, Inc.
filed 2022-05-16
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 11, 2022, the registrant had 26,821,589 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$19,645	$19,859
Short-term investments	41,302	51,358
Prepaid expenses and other current assets	4,329	6,175
Total current assets	65,276	77,392
Property and equipment, net	509	527
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	229	296
Other assets	1,946	1,957
Total assets	$71,099	$83,311
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,131	$5,044
Accrued expenses	6,566	7,633
Lease liabilities	234	258
Total current liabilities	10,931	12,935
Royalty purchase liability	130,366	128,063
Lease liabilities, net of current portion	—	44
Deferred tax liability	273	273
Total liabilities	141,570	141,315
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 26,819,421 and 26,458,767 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	261,108	258,086
Accumulated other comprehensive loss	(61)	(14)
Accumulated deficit	(331,545)	(316,102)
Total stockholders’ deficit	(70,471)	(58,004)
Total liabilities and stockholders’ deficit	$71,099	$83,311

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,107	$12,423
General and administrative	5,047	5,058
Loss from operations	(13,154)	(17,481)
Other income (expenses):
Interest income	14	19
Interest expense	(2,303)	(1,253)
Net loss	(15,443)	(18,715)
Net loss per share of common stock, basic and diluted	$(0.58)	$(0.75)
Weighted-average shares of common stock outstanding, basic and diluted	26,749,379	24,988,198

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(15,443)	$(18,715)
Unrealized loss on short-term investments	(47)	(2)
Comprehensive loss	$(15,490)	$(18,717)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	27	261,108	(61)	(331,545)	(70,471)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2021	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	1,791	—	—	1,791
Exercise of stock options	217,015	—	235	—	—	235
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,715)	(18,715)
Balance at March 31, 2021	25,193,157	25	243,675	10	(254,283)	(10,573)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(15,443)	$(18,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	106
Noncash interest expense	2,303	1,253
Share-based compensation expense	1,848	1,791
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,846	(1,568)
Other assets	78	4
Accounts payable	(913)	4,071
Accrued expenses	(1,067)	(2,242)
Other liabilities	(68)	(3)
Cash used in operating activities	(11,385)	(15,303)
Investing activities:
Purchases of short-term investments	(15,651)	(6,931)
Proceeds from sales of short-term investments	25,660	20,000
Purchase of property and equipment	(13)	(186)
Cash provided by investing activities	9,996	12,883
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	1,117	—
Proceeds from exercise of stock options	58	235
Cash provided by financing activities	1,175	235
Net decrease in cash and cash equivalents	(214)	(2,185)
Cash and cash equivalents at beginning of period	19,859	15,872
Cash and cash equivalents at end of period	$19,645	$13,687
Supplemental schedule of non-cash investing activities:
Unrealized loss on marketable securities	$(47)	$(2)

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

In December 2021, the Company announced corrected topline efficacy results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC. The Company had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM. The ROMAN trial is the Company’s second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. Based on these data, the Company plans to submit to the FDA a New Drug Application, or NDA, of avasopasem for radiotherapy-induced SOM by the end of 2022.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its second dismutase mimetic product candidate, rucosopasem, to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. In September 2021, in support of rucosopasem, the Company announced final results from its Phase 1/2 pilot trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, survival and tumor outcome benefits were observed. The Company used its observations from this pilot trial to inform the design of rucosopasem clinical trials in combination with SBRT. The Company has successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and is currently evaluating rucosopasem in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in NSCLC, and a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $331.5 million as of March 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2023. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the three months ended March 31, 2022, the Company sold approximately 0.3 million shares of common stock and received net proceeds of $1.1 million pursuant to the Sales Agreement. As of March 31, 2022, there remained approximately $40.6 million available under the Sales Agreement.

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2022 have not materially changed, except as set forth below.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021, and statements of changes in stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K and filed with the SEC on March 10, 2022.

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the three months ended March 31, 2021, the Company recorded a reduction to research and development expense of $0.3 million for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant. The Company has fully

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

utilized the $1.1 million of available funding under the Grant and did not receive any reimbursement during the three months ended March 31, 2022.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2022	2021
Stock options	5,976,403	5,173,716
Common stock warrants	550,661	550,661
	6,527,064	5,724,377

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$13,362	$—	$—

Short-term investments
U.S. Treasury obligations	$41,302	—	—

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$12,346	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,413	$—
U.S. Treasury obligations	45,945	—	—
Total short-term investments	$45,945	$5,413	$—

There were no changes in valuation techniques during the three months ended March 31, 2022. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$1,393	$1,379
Computer hardware and software	292	292
Leasehold improvements	264	264
Furniture and fixtures	179	179
Property and equipment, gross	2,128	2,114
Less: Accumulated depreciation and amortization	(1,619)	(1,587)
Property and equipment, net	$509	$527

Depreciation and amortization expense was $31,000 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2022	2021
Compensation and related benefits	$945	$2,038
Research and development expenses	5,330	5,360
Professional fees and other expenses	291	235
	$6,566	$7,633

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.
Royalty purchase liability

Pursuant to our Amended and Restated Purchase and Sale Agreement (the Royalty Agreement), with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Blackstone or Blackstone Life Sciences), Blackstone agreed to pay up to $80.0 million (the Royalty Purchase Price) in four tranches of $20.0 million each upon the achievement of specific Phase 3 clinical trial patient enrollment milestones. The Company received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively.

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of March 31, 2022 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. As the Company continues to evaluate the next steps for its programs focused on the reduction of radiotherapy-induced toxicity, planned or possible next steps may have a material impact on the royalty purchase liability. The Company recognized $2.3 million and $1.3 million in noncash interest expense during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the effective interest rate was 7.2%.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The warrants are equity-classified and were valued at $4.7 million using the Black-Scholes option pricing model. The warrants were recorded as a discount to the royalty purchase liability. The Company amortizes the debt discount to interest expense over the estimated term of the royalty purchase liability utilizing the effective-interest method.

7.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of March 31, 2022, has a remaining lease term of approximately 0.9 years. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Operating Leases
Right-of-use lease assets	$229	$296

Lease liabilities, current	234	258
Lease liabilities, net of current portion	—	44
Total operating lease liabilities	$234	$302

The components of lease expense were as follows:

	Three months ended March 31,
	2022	2021
Operating lease costs
Operating lease rental expense	$68	$73
Interest on lease liabilities	3	7
Total operating lease expense	$71	$80

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$71	$81
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	70

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of March 31, 2022 (amounts in thousands):

Remainder of 2022	$195
2023	44
Total	239
Less: imputed interest	(5)
$234

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.
Equity

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the three months ended March 31, 2022, 314,296 shares were sold under the Sales Agreement at a weighted average price per share of $3.70. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $1.1 million for the three months ended March 31, 2022. As of March 31, 2022, there was approximately $40.6 million of available capacity under the Sales Agreement.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of March 31, 2022, there were 1,258,494 shares available for future issuance under the 2019 Plan, including 1,058,350 shares added pursuant to this provision effective January 1, 2022. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of March 31, 2022, there were 1,006,084 shares available for issuance under the ESPP, including 264,587 shares added pursuant to this provision effective January 1, 2022.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2022 was 2,093,811. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$661	$784
General and administrative	1,187	1,007
	$1,848	$1,791

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2022:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2022	4,970,975	8.45
Granted	1,250,900	2.24
Exercised	(46,358)	1.26
Forfeited	(199,114)	11.31
Outstanding at March 31, 2022	5,976,403	$7.11	7.4
Vested and exercisable at March 31, 2022	2,906,783	$6.91	5.7
Vested and expected to vest at March 31, 2022	5,976,403	$7.11	7.4

As of March 31, 2022, the unrecognized compensation cost was $15.8 million and will be recognized over an estimated weighted-average amortization period of 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2022 was $0.4 million and $0.3 million, respectively. Options granted during the three months ended March 31, 2022 and 2021 had weighted-average grant-date fair values of $1.71 and $9.00 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the three months ended March 31, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2022 and 2021 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2022	2021
Expected term (in years)	6.3	6.2
Expected stock price volatility	92.4%	91.6%
Risk-free interest rate	1.74%	0.59%
Expected dividend yield	0%	0%

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2022 and 2021 were $33,000 and $49,000, respectively.

10.
Subsequent events

On May 16, 2022, the Company announced that it intends to file an NDA submission of avasopasem for radiotherapy-induced SOM by the end of 2022 after recent interactions with the FDA. The planned NDA submission for this program may have an impact on the Company's consolidated financial statements, including amounts recorded for the royalty purchase liability, and such impact may be material. Interest expense associated with the royalty purchase liability is imputed based on the estimated royalty repayment period, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing the Company’s product candidates. The imputed interest expense results in a corresponding increase in the royalty purchase liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022, or the 2021 Form 10-K, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (GC4419, also referred to as avasopasem) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy, with or without systemic therapy. Our second dismutase mimetic product candidate rucosopasem manganese (GC4711, also referred to as rucosopasem), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

In December 2021, we announced corrected topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant 16% relative reduction on the primary endpoint of reduction in the incidence of SOM (p=0.045) and a statistically significant reduction on the secondary endpoint of number of days of SOM (p=0.002), with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm (56% relative reduction). Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo. The ROMAN trial is our second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. Based on these data, we plan to submit to the FDA a New Drug Application, or NDA, of avasopasem for radiotherapy-induced SOM by the end of 2022.

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

In May 2022, we announced topline results from an open-label, single-arm Phase 2a trial evaluating avasopasem for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. This multi-center trial enrolled 39 patients (62 screened) of which 35 completed treatment with 60 gray of radiotherapy plus chemotherapy over six weeks. Of these 35 patients, 29 received at least five weeks of 90 mg of avasopasem on the days they underwent radiotherapy. These 29 patients were evaluated as the pre-specified per protocol population. The results demonstrated that avasopasem substantially reduced the incidence of severe esophagitis in patients with lung cancer receiving chemoradiotherapy compared to historical data in the literature. Avasopasem was generally well tolerated. The adverse events experienced are comparable to those expected with chemoradiotherapy.

There are currently no FDA-approved drugs and no established guidelines for the treatment of radiotherapy-induced esophagitis. We may pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, of presenting the AESOP clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis as a medically accepted indication in published drug compendia, notwithstanding that this indication may not be approved by the FDA.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our second dismutase mimetic product candidate, rucosopasem, to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. In September 2021, in support of rucosopasem, we also announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. The results included a minimum follow up of one year on all 42 patients enrolled in the trial and were consistent with the positive interim results reported with a minimum follow up of six months. In this proof-of-concept trial, relative improvements were observed in overall survival, progression-free survival, local tumor control and time to distant metastases. 46% of patients in the active arm were alive at last follow-up (11 out of 24) compared to 33% in the placebo arm (6 out of 18). As previously reported, 29% of patients in the active arm achieved a 30% or greater decrease in primary tumor size (partial response) compared to 11% of patients in the placebo arm. Avasopasem was well tolerated, with similar rates of early and late adverse events in the active and placebo arms.

We used our observations from the pilot LAPC trial of avasopasem to inform the design of our rucosopasem clinical trials in combination with SBRT. We have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and initiated a Phase 1/2 trial in patients with NSCLC in October 2020, which we refer to as the GRECO-1 trial. The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. We expect to report initial data from this trial in the first half of 2022. We initiated a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC in May 2021, which we refer to as the GRECO-2 trial. In the future, we intend to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT and a checkpoint inhibitor.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $80.5 million and $74.2 million for the years ended December 31, 2021 and 2020, respectively, and $15.4 million for the three months ended March 31, 2022. As of March 31, 2022, we had $60.9 million in cash, cash equivalents and short-term investments and an accumulated deficit of $331.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the effectiveness of vaccines and vaccine distribution efforts, the impact of new variants of COVID-19 and the economic impact on local, regional, national and international markets. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic has adversely impacted and could continue to adversely impact our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of the 2021 Form 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022 there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Avasopasem manganese (GC4419)	$2,396	$7,331
Rucosopasem manganese (GC4711)	2,524	920
Other research and development expense	554	1,556
Personnel related and share-based compensation expense	2,633	2,616
	$8,107	$12,423

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2021, we had federal and state tax net operating loss carryforwards of $145.3 million and $167.3 million, respectively. We also had foreign net operating loss carryforwards of $1.5 million. All foreign net operating losses and approximately $82.7 million of federal net operating losses are available to be carried forward indefinitely. The remaining federal net operating losses and all state net operating losses begin to expire in 2032 unless previously utilized. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $6.1 million and foreign research and development tax credit carryforwards of $1.6 million. The federal and state research and development tax credit carryforwards will begin to expire in 2032 and 2036, respectively, unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$8,107	$12,423	$(4,316)
General and administrative	5,047	5,058	(11)
Loss from operations	(13,154)	(17,481)	4,327
Other income (expense):
Interest income	14	19	(5)
Interest expense	(2,303)	(1,253)	(1,050)
Net loss	$(15,443)	$(18,715)	$3,272

Research and Development Expense

Research and development expense decreased by $4.3 million from $12.4 million for the three months ended March 31, 2021 to $8.1 million for the three months ended March 31, 2022. Avasopasem development costs decreased by $4.9 million due to decreased expenses for clinical trials, as the ROMAN, EUSOM and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased by $1.0 million, principally due to decreased costs for independent contractors and consultants and decreased costs for development of additional product candidates. Partially offsetting these decreases, rucosopasem development costs increased by $1.6 million, due principally to increased expenses in our GRECO trials.

General and Administrative Expense

General and administrative expense remained consistent year over year, with a decrease of $11,000 from the three months ended March 31, 2021 compared to the three months ended March 31, 2022.

Interest Income

Interest income decreased from $19,000 for the three months ended March 31, 2021 to $14,000 for the three months ended March 31, 2022 due to lower average invested cash balances.

Interest Expense

We recognized $2.3 million and $1.3 million in non-cash interest expense during the three months ended March 31, 2022 and 2021, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. The increase is primarily attributable to interest on the $57.5 million in milestone payments received in June and July 2021.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through March 31, 2022, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $340.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to

$50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the three months ended March 31, 2022, we sold an aggregate 314,296 shares of our common stock under this Sales Agreement, at a weighted average price per share of $3.70, generating aggregate net proceeds of $1.1 million, after deducting fees, commissions and other expenses. As of March 31, 2022, there was $40.6 million of common stock remaining available for sale under the Sales Agreement.

As of March 31, 2022, we had $60.9 million in cash, cash equivalents and short-term investments and an accumulated deficit of $331.5 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(11,385)	$(15,303)
Net cash provided by investing activities	9,996	12,883
Net cash provided by financing activities	1,175	235
Net decrease in cash and cash equivalents	$(214)	$(2,185)

Operating Activities

During the three months ended March 31, 2022, we used $11.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $15.4 million and $0.2 million from changes in operating assets and liabilities, partially offset by non-cash charges of $4.2 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2022, investing activities provided $10.0 million in cash proceeds from the net sales of our short-term investments.

During the three months ended March 31, 2021, investing activities provided $12.9 million in net cash proceeds, primarily attributable to $13.1 million in net sales of our short-term investments, partially offset by $0.2 million for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $1.2 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 10, 2022. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Galera Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 16, 2022	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer