Form 10-Q
period 2022-06-30
Galera Therapeutics, Inc.
filed 2022-08-09
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 26,821,589 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business, and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$17,376	$19,859
Short-term investments	34,631	51,358
Prepaid expenses and other current assets	3,181	6,175
Total current assets	55,188	77,392
Property and equipment, net	486	527
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	168	296
Other assets	2,097	1,957
Total assets	$61,078	$83,311
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,588	$5,044
Accrued expenses	7,226	7,633
Lease liabilities	172	258
Total current liabilities	10,986	12,935
Royalty purchase liability	133,065	128,063
Lease liabilities, net of current portion	—	44
Deferred tax liability	273	273
Total liabilities	144,324	141,315
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.		—
Common stock, $0.001 par value: 200,000,000 shares authorized; 26,821,589 and 26,458,767 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	262,940	258,086
Accumulated other comprehensive loss	(110)	(14)
Accumulated deficit	(346,103)	(316,102)
Total stockholders’ deficit	(83,246)	(58,004)
Total liabilities and stockholders’ deficit	$61,078	$83,311

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,662	$15,966	$14,769	$28,389
General and administrative	5,293	5,122	10,340	10,180
Loss from operations	(11,955)	(21,088)	(25,109)	(38,569)
Other income (expenses):
Interest income	71	6	85	25
Interest expense	(2,699)	(1,302)	(5,002)	(2,555)
Gain on disposal of assets	26	—	26	—
Foreign currency loss	(1)	(2)	(1)	(2)
Net loss	$(14,558)	$(22,386)	$(30,001)	$(41,101)
Net loss per share of common stock, basic and diluted	$(0.54)	$(0.88)	$(1.12)	$(1.63)
Weighted-average shares of common stock outstanding, basic and diluted	26,821,303	25,401,046	26,785,540	25,195,763

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(14,558)	$(22,386)	$(30,001)	$(41,101)
Unrealized loss on short-term investments	(49)	(7)	(96)	(9)
Comprehensive loss	$(14,607)	$(22,393)	$(30,097)	$(41,110)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	27	261,108	(61)	(331,545)	(70,471)
Share-based compensation expense	—	—	1,830	—	—	1,830
Exercise of stock options	2,168	—	2	—	—	2
Unrealized loss on short-term investments	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(14,558)	(14,558)
Balance at June 30, 2022	26,821,589	$27	$262,940	$(110)	$(346,103)	$(83,246)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2021	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	1,791	—	—	1,791
Exercise of stock options	217,015	—	235	—	—	235
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,715)	(18,715)
Balance at March 31, 2021	25,193,157	25	243,675	10	(254,283)	(10,573)
Share-based compensation expense	—	—	1,611	—	—	1,611
Exercise of stock options	60,975	—	120	—	—	120
Sale of shares under Open Market Sale Agreement, net	665,279	1	5,717	—	—	5,718
Unrealized loss on short-term investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,386)	(22,386)
Balance at June 30, 2021	25,919,411	$26	$251,123	$3	$(276,669)	$(25,517)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(30,001)	$(41,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	208
Noncash interest expense	5,002	2,555
Share-based compensation expense	3,678	3,402
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,994	316
Other assets	(12)	(240)
Accounts payable	(1,456)	3,126
Accrued expenses	(407)	(374)
Other liabilities	(130)	—
Cash used in operating activities	(20,271)	(32,108)
Investing activities:
Purchases of short-term investments	(34,529)	(7,167)
Proceeds from sales of short-term investments	51,160	36,000
Purchase of property and equipment	(20)	(205)
Cash provided by investing activities	16,611	28,628
Financing activities:
Proceeds from royalty purchase agreement	—	20,000
Proceeds from the sale of common stock, net of issuance costs	1,117	5,718
Proceeds from exercise of stock options	60	355
Cash provided by financing activities	1,177	26,073
Net increase (decrease) in cash and cash equivalents	(2,483)	22,593
Cash and cash equivalents at beginning of period	19,859	15,872
Cash and cash equivalents at end of period	$17,376	$38,465
Supplemental schedule of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$98
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$5

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

In December 2021, the Company announced corrected topline efficacy results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC. The Company had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM. The ROMAN trial is the Company’s second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. Based on these data and interactions with the FDA, the Company plans to submit to the FDA a New Drug Application, or NDA, of avasopasem for radiotherapy-induced SOM by the end of 2022.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company is developing its second dismutase mimetic product candidate, rucosopasem, to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. In September 2021, in support of rucosopasem, the Company announced final results from its Phase 1/2 pilot trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, survival and tumor outcome benefits were observed. The Company used its observations from this pilot trial to inform the design of rucosopasem clinical trials in combination with SBRT. The Company has successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and is currently evaluating rucosopasem in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (referred to as the GRECO-1 trial), and a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC (referred to as the GRECO-2 trial).

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $346.1 million as of June 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company expects its existing cash, cash equivalents and short-term investments as of June 30, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of these financial statements. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the six months ended June 30, 2022, the Company sold approximately 0.3 million shares of common stock and received net proceeds of $1.1 million pursuant to the Sales Agreement. As of June 30, 2022, there remained approximately $40.6 million available under the Sales Agreement.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, and statements of changes in stockholder’s equity (deficit) and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K and filed with the SEC on March 10, 2022.

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the six months ended June 30, 2021, the Company recorded a reduction to research and development expense of $0.3 million for expenses for which it has been reimbursed, or is entitled to reimbursement, under the Grant. The Company has fully utilized the $1.1 million of available funding under the Grant and did not receive any reimbursement during the six months ended June 30, 2022.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2022	2021
Stock options	5,814,022	5,009,997
Common stock warrants	550,661	550,661
	6,364,683	5,560,658

Recent Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$14,140	$—	$—

Short-term investments
U.S. Treasury obligations	$34,631	—	—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$12,346	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,413	$—
U.S. Treasury obligations	45,945	—	—
Total short-term investments	$45,945	$5,413	$—

There were no changes in valuation techniques during the six months ended June 30, 2022. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$1,393	$1,379
Computer hardware and software	292	292
Leasehold improvements	270	264
Furniture and fixtures	179	179
Property and equipment, gross	2,134	2,114
Less: Accumulated depreciation and amortization	(1,648)	(1,587)
Property and equipment, net	$486	$527

Depreciation and amortization expense was $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	June 30,	December 31,
	2022	2021
Compensation and related benefits	$1,498	$2,038
Research and development expenses	5,264	5,360
Professional fees and other expenses	464	235
	$7,226	$7,633

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of June 30, 2022 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. In May 2022, the Company, after interactions with the FDA, announced that it intends to submit an NDA of avasopasem for radiotherapy-induced SOM by the end of 2022. As a result, the Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability accordingly. The Company recognized $5.0 million and $2.6 million in noncash interest expense during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the effective interest rate was 8.2%.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

7.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of June 30, 2022, has a remaining lease term of approximately 0.7 years. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Operating Leases
Right-of-use lease assets	$168	$296

Lease liabilities, current	172	258
Lease liabilities, net of current portion	—	44
Total operating lease liabilities	$172	$302

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease costs
Operating lease rental expense	$62	$75	$130	$149
Interest on lease liabilities	3	6	6	13
Total operating lease expense	$65	$81	$136	$162

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$135	$162
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	70

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of June 30, 2022 (amounts in thousands):

Remainder of 2022	$131
2023	44
Total	175
Less: imputed interest	(3)
$172

8.
Equity

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the six months ended June 30, 2022, 314,296 shares were sold under the Sales Agreement at a weighted average price per share of $3.70. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $1.1 million for the six months ended June 30, 2022. As of June 30, 2022, there was approximately $40.6 million of available capacity under the Sales Agreement.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of June 30, 2022, there were 1,418,707 shares available for future issuance under the 2019 Plan, including 1,058,350 shares added pursuant to this provision effective January 1, 2022. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of June 30, 2022, there were 1,006,084 shares available for issuance under the ESPP, including 264,587 shares added pursuant to this provision effective January 1, 2022.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of June 30, 2022 was 2,007,776. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$646	$567	$1,307	$1,351
General and administrative	1,184	1,044	2,371	2,051
	$1,830	$1,611	$3,678	$3,402

The following table summarizes the activity related to stock option grants for the six months ended June 30, 2022:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2022	4,970,975	$8.45
Granted	1,356,400	2.19
Exercised	(48,526)	1.25
Forfeited	(464,827)	8.96
Outstanding at June 30, 2022	5,814,022	$7.01	7.3
Vested and exercisable at June 30, 2022	3,113,199	$7.05	5.9
Vested and expected to vest at June 30, 2022	5,814,022	$7.01	7.3

As of June 30, 2022, the unrecognized compensation cost was $13.4 million and will be recognized over an estimated weighted-average amortization period of 2.4 years. The aggregate intrinsic value of options outstanding and of options exercisable as of June 30, 2022 were each less than $0.1 million. Options granted during the six months ended June 30, 2022 and 2021 had weighted-average grant-date fair values of $1.67 and $8.50 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the six months ended June 30, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the six months ended June 30, 2022 and 2021 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2022	2021
Expected term (in years)	6.2	6.2
Expected stock price volatility	91.4%	91.0%
Risk-free interest rate	1.86%	0.67%
Expected dividend yield	0%	0%

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the six months ended June 30, 2022 and 2021 were $0.1 million.

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

In December 2021, we announced corrected topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error resulted in improved p-values for the primary and secondary endpoints. The corrected results demonstrated efficacy across multiple SOM endpoints with a statistically significant 16% relative reduction on the primary endpoint of reduction in the incidence of SOM (p=0.045) and a statistically significant reduction on the secondary endpoint of number of days of SOM (p=0.002), with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm (56% relative reduction). Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo. The ROMAN trial is our second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. Based on these data and interactions with the FDA, we plan to submit to the FDA a New Drug Application, or NDA, of avasopasem for radiotherapy-induced SOM by the end of 2022.

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

In May 2022, we announced topline results from an open-label, single-arm Phase 2a trial evaluating avasopasem for its ability to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. This multi-center trial enrolled 39 patients (62 screened) of which 35 completed treatment with 60 gray of radiotherapy plus chemotherapy over six weeks. Of these 35 patients, 29 received at least five weeks of 90 mg of avasopasem on the days they underwent radiotherapy. These 29 patients were evaluated as the pre-specified per protocol population. The results demonstrated that avasopasem substantially reduced the incidence of severe esophagitis in patients with lung cancer receiving chemoradiotherapy compared to expectations based on review of historical data in the literature. Avasopasem was generally well tolerated. The adverse events experienced are comparable to those expected with chemoradiotherapy.

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

We used our observations from the pilot LAPC trial of avasopasem to inform the design of our rucosopasem clinical trials in combination with SBRT. We have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and initiated a Phase 1/2 trial in patients with NSCLC in October 2020, which we refer to as the GRECO-1 trial, and in May 2021, initiated a Phase 2b trial in patients with LAPC, which we refer to as the GRECO-2 trial.

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. In June 2022, we reported results from the open-label Phase 1 stage of the trial with six months follow-up on all seven patients. Rucosopasem in combination with SBRT appeared to be well tolerated through the cutoff date of June 14, 2022. The most frequent adverse events were fatigue, cough, and nausea, which are common in patients with lung cancer receiving radiotherapy. Through six months, in-field partial responses were observed in three patients and stable disease was observed in three others based on RECIST criteria. These include target tumor reductions in five patients of 61%, 58%, 33%, 29% and 27% and one patient with an 8% increase. Preservation of pulmonary lung function was also observed compared to expectations based on review of historical literature evaluating pulmonary function in a similar patient population with SBRT alone. We expect to complete enrollment in the randomized, placebo-controlled Phase 2 stage of this trial in the second half of 2023.

The GRECO-2 trial is intended to assess rucosopasem in combination with SBRT in patients with LAPC, following up on our observations from the pilot LAPC trial with avasopasem. The primary endpoint of this trial is overall survival. We expect to complete enrollment in the GRECO-2 trial in the second half of 2023.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $80.5 million and $74.2 million for the years ended December 31, 2021 and 2020, respectively, and $14.6 million and $30.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had $52.0 million in cash, cash equivalents and short-term investments and an accumulated deficit of $346.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of our interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Nasdaq Listing Notification

On June 8, 2022, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 5, 2022 (the “Compliance Date”), to regain compliance with the MVLS Requirement. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, delisting from Nasdaq could also make it more difficult for us to raise additional capital. See “Risk Factors—Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022 there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Avasopasem manganese (GC4419)	$1,880	$9,860	$4,276	$17,190
Rucosopasem manganese (GC4711)	2,010	1,569	4,534	2,489
Other research and development expense	765	2,242	1,319	3,799
Personnel related and share-based compensation expense	2,007	2,295	4,640	4,911
	$6,662	$15,966	$14,769	$28,389

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

Foreign Currency Loss

Foreign currency loss consists primarily of exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$6,662	$15,966	$(9,304)	$14,769	$28,389	$(13,620)
General and administrative	5,293	5,122	171	10,340	10,180	160
Loss from operations	(11,955)	(21,088)	9,133	(25,109)	(38,569)	13,460
Other income (expense):
Interest income	71	6	65	85	25	60
Interest expense	(2,699)	(1,302)	(1,397)	(5,002)	(2,555)	(2,447)
Gain on disposal of assets	26	—	26	26	—	26
Foreign currency loss	(1)	(2)	1	(1)	(2)	1
Net loss	$(14,558)	$(22,386)	$7,828	$(30,001)	$(41,101)	$11,100

Research and Development Expense

Research and development expense decreased by $9.3 million from $16.0 million for the three months ended June 30, 2021 to $6.7 million for the three months ended June 30, 2022. Avasopasem development costs decreased by $8.0 million due to decreased expenses for clinical trials, as the ROMAN, EUSOM and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased by $1.5 million, principally due to decreased costs for independent contractors and consultants and decreased costs for development of additional product candidates. Partially offsetting these decreases, rucosopasem development costs increased by $0.4 million, due to increased expenses in our GRECO trials partially offset by decreased manufacturing expenses.

Research and development expense decreased by $13.6 million from $28.4 million for the six months ended June 30, 2021 to $14.8 million for the six months ended June 30, 2022. Avasopasem development costs decreased by $12.9 million, due to decreased expenses for clinical trials, as the ROMAN, EUSOM and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased by $2.5 million, principally due to decreased costs for independent contractors and consultants and decreased costs for development of additional product candidates. Partially offsetting these decreases, rucosopasem development costs increased by $2.0 million, due to increased expenses in our GRECO trials partially offset by decreased manufacturing and preclinical expenses.

General and Administrative Expense

General and administrative expense remained broadly consistent year over year, with an increase of $0.2 million from $5.1 million for three months ended June 30, 2021 to $5.3 million the three months ended June 30, 2022.

General and administrative expense increased by $0.2 million from $10.2 million for the six months ended June 30, 2021 to $10.3 million for the six months ended June 30, 2022.

Interest Income

Interest income increased from $6,000 for the three months ended June 30, 2021 to $71,000 for the three months ended June 30, 2022 and increased from $25,000 for the six months ended June 30, 2021 to $85,000 for the six months ended June 30, 2022, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $2.7 million and $1.3 million in non-cash interest expense during the three months ended June 30, 2022 and 2021, respectively, and $5.0 million and $2.6 million in non-cash interest expense during the six months ended June 30, 2022 and 2021, respectively in connection with the Royalty Agreement with Blackstone Life Sciences. The increase is primarily attributable to interest on the $57.5 million in milestone payments received in June and July 2021.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through June 30, 2022, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $340.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the six months ended June 30, 2022, we sold an aggregate 314,296 shares of our common stock under this Sales Agreement, at a weighted average price per share of $3.70, generating aggregate net proceeds of $1.1 million, after deducting fees, commissions and other expenses. As of June 30, 2022, there was $40.6 million of common stock remaining available for sale under the Sales Agreement.

As of June 30, 2022, we had $52.0 million in cash, cash equivalents and short-term investments and an accumulated deficit of $346.1 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(20,271)	$(32,108)
Net cash provided by investing activities	16,611	28,628
Net cash provided by financing activities	1,177	26,073
Net increase (decrease) in cash and cash equivalents	$(2,483)	$22,593

Operating Activities

During the six months ended June 30, 2022, we used $20.3 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $30.0 million, partially offset by non-cash charges of $8.7 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $1.0 million from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2022, investing activities provided $16.6 million in cash proceeds from the net sales of our short-term investments.

During the six months ended June 30, 2021, investing activities provided $28.6 million in net cash proceeds, primarily attributable to $28.8 million in net sales of our short-term investments, partially offset by $0.2 million for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $1.2 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

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

We expect our existing cash, cash equivalents and short-term investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the issuance of our interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine, the COVID-19 pandemic and uncertainty about economic stability. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On June 8, 2022, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 5, 2022 (the “Compliance Date”), to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel.

We intend to actively monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. We may also choose to transfer the listing of our common stock to The Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A), or maintain compliance with any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
10.1	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended May 5, 2022.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: August 9, 2022	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer