Form 10-Q
period 2022-09-30
Galera Therapeutics, Inc.
filed 2022-11-09
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, the registrant had 28,500,066 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business, and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; substantial doubt regarding our ability to continue as a going concern; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic on our business and operations, including preclinical studies and clinical trials, and general economic conditions; risks related to ownership of our common stock; significant costs as a result of operating as a public company; Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,730	$19,859
Short-term investments	30,039	51,358
Restricted cash	50	—
Prepaid expenses and other current assets	2,098	6,175
Total current assets	44,917	77,392
Property and equipment, net	464	527
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	106	296
Other assets	2,087	1,957
Total assets	$50,713	$83,311
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,591	$5,044
Accrued expenses	7,932	7,633
Lease liabilities	109	258
Total current liabilities	11,632	12,935
Royalty purchase liability	136,310	128,063
Lease liabilities, net of current portion	—	44
Deferred tax liability	273	273
Total liabilities	148,215	141,315
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 26,831,589 and 26,458,767 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	264,700	258,086
Accumulated other comprehensive loss	(93)	(14)
Accumulated deficit	(362,136)	(316,102)
Total stockholders’ deficit	(97,502)	(58,004)
Total liabilities and stockholders’ deficit	$50,713	$83,311

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,106	$14,813	$22,875	$43,203
General and administrative	4,853	5,487	15,193	15,667
Loss from operations	(12,959)	(20,300)	(38,068)	(58,870)
Other income (expenses):
Interest income	171	3	256	28
Interest expense	(3,245)	(2,327)	(8,247)	(4,882)
Gain on disposal of assets	1	—	27	—
Foreign currency loss	(1)	(2)	(2)	(3)
Net loss	$(16,033)	$(22,626)	$(46,034)	$(63,727)
Net loss per share of common stock, basic and diluted	$(0.60)	$(0.86)	$(1.72)	$(2.49)
Weighted-average shares of common stock outstanding, basic and diluted	26,823,546	26,304,920	26,798,348	25,569,545

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(16,033)	$(22,626)	$(46,034)	$(63,727)
Unrealized gain (loss) on short-term investments	17	(5)	(79)	(14)
Comprehensive loss	$(16,016)	$(22,631)	$(46,113)	$(63,741)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	27	261,108	(61)	(331,545)	(70,471)
Share-based compensation expense	—	—	1,830	—	—	1,830
Exercise of stock options	2,168	—	2	—	—	2
Unrealized loss on short-term investments	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(14,558)	(14,558)
Balance at June 30, 2022	26,821,589	27	262,940	(110)	(346,103)	(83,246)
Share-based compensation expense	—	—	1,750	—	—	1,750
Exercise of stock options	10,000	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	17	—	17
Net loss	—	—	—	—	(16,033)	(16,033)
Balance at September 30, 2022	26,831,589	$27	$264,700	$(93)	$(362,136)	$(97,502)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	capital	income (loss)	Deficit	(Deficit)
Balance at January 1, 2021	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	1,791	—	—	1,791
Exercise of stock options	217,015	—	235	—	—	235
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(18,715)	(18,715)
Balance at March 31, 2021	25,193,157	25	243,675	10	(254,283)	(10,573)
Share-based compensation expense	—	—	1,611	—	—	1,611
Exercise of stock options	60,975	—	120	—	—	120
Sale of shares under Open Market Sale Agreement, net	665,279	1	5,717	—	—	5,718
Unrealized loss on short-term investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,386)	(22,386)
Balance at June 30, 2021	25,919,411	26	251,123	3	(276,669)	(25,517)
Share-based compensation expense	—	—	1,870	—	—	1,870
Exercise of stock options	293,267	—	890	—	—	890
Sale of shares under Open Market Sale Agreement, net	226,089	—	2,221	—	—	2,221
Unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(22,626)	(22,626)
Balance at September 30, 2021	26,438,767	$26	$256,104	$(2)	$(299,295)	$(43,167)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(46,034)	$(63,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	314
Noncash interest expense	8,247	4,882
Share-based compensation expense	5,428	5,272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,077	1,171
Other assets	60	7
Accounts payable	(1,453)	2,035
Accrued expenses	299	(466)
Other liabilities	(193)	—
Cash used in operating activities	(29,481)	(50,512)
Investing activities:
Purchases of short-term investments	(46,920)	(67,183)
Proceeds from sales of short-term investments	68,160	53,000
Purchase of property and equipment	(25)	(230)
Cash provided by (used in) investing activities	21,215	(14,413)
Financing activities:
Proceeds from royalty purchase agreement	—	57,500
Proceeds from the sale of common stock, net of issuance costs	1,117	7,939
Proceeds from exercise of stock options	70	1,246
Cash provided by financing activities	1,187	66,685
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,079)	1,760
Cash, cash equivalents and restricted cash at beginning of period	19,859	15,872
Cash, cash equivalents and restricted cash at end of period	$12,780	$17,632
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$7

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $362.1 million as of September 30, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash, cash equivalents and short-term investments as of September 30, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements into the second half of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the nine months ended September 30, 2022, the Company sold approximately 0.3 million shares of common stock pursuant to the Sales Agreement and received net proceeds of $1.1 million. In October 2022, the Company sold approximately 1.7 million shares of common stock pursuant to the Sales Agreement and received net proceeds of $2.7 million. There remains approximately $37.8 million available under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and statements of changes in stockholder’s equity (deficit) and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K and filed with the SEC on March 10, 2022.

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

Restricted cash

Restricted cash represents collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of September 30, 2022. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its GRECO-1 trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the nine months ended September 30, 2021, the Company recorded a reduction to research and development expense of $0.3 million for expenses for which it has been reimbursed under the Grant. The Company has fully utilized the $1.1 million of available funding under the Grant and did not receive any reimbursement during the nine months ended September 30, 2022.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2022	2021
Stock options	6,006,957	4,782,729
Common stock warrants	550,661	550,661
	6,557,618	5,333,390

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$9,950	$—	$—

Short-term investments
U.S. government agency securities	$—	$1,977	$—
U.S. Treasury obligations	28,062	—	—
Total short-term investments	$28,062	$1,977	$—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$12,346	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,413	$—
U.S. Treasury obligations	45,945	—	—
Total short-term investments	$45,945	$5,413	$—

There were no changes in valuation techniques during the nine months ended September 30, 2022. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$1,398	$1,379
Computer hardware and software	292	292
Leasehold improvements	271	264
Furniture and fixtures	179	179
Property and equipment, gross	2,140	2,114
Less: Accumulated depreciation and amortization	(1,676)	(1,587)
Property and equipment, net	$464	$527

Depreciation and amortization expense was $0.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	September 30,	December 31,
	2022	2021
Compensation and related benefits	$2,121	$2,038
Research and development expenses	5,448	5,360
Professional fees and other expenses	363	235
	$7,932	$7,633

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of September 30, 2022 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. In May 2022, the Company, after interactions with the FDA, announced that it intends to submit an NDA of avasopasem for radiotherapy-induced SOM by the end of 2022. In August 2022, the Company conducted market

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

research with over 200 U.S. radiation and medical oncologists to estimate the potential opportunity for avasopasem for radiotherapy-induced SOM among key stakeholders. As a result, the Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability. The Company recognized $8.2 million and $4.9 million in noncash interest expense during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the effective interest rate was 9.6%.

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

7.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of September 30, 2022, has a remaining lease term of approximately 0.4 years. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), is the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Operating Leases
Right-of-use lease assets	$106	$296

Lease liabilities, current	109	258
Lease liabilities, net of current portion	—	44
Total operating lease liabilities	$109	$302

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease costs
Operating lease rental expense	$63	$76	$193	$225
Interest on lease liabilities	2	5	8	18
Total operating lease expense	$65	$81	$201	$243

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$200	$245
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	70

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of September 30, 2022 (amounts in thousands):

Remainder of 2022	$66
2023	44
Total	110
Less: imputed interest	(1)
$109

Additionally, in October 2022 the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date is expected to occur on March 1, 2023. The lease expiration date will be 7.4 years after the lease commencement date. Total rental payments are approximately $1.6 million from the commencement date through the expiration date. The Company is also required to pay the increase in certain operating expenses over a base year, in accordance with the terms of the lease agreement.

8.
Equity

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the nine months ended September 30, 2022, 314,296 shares were sold under the Sales Agreement at a weighted average price per share of $3.70. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were approximately $1.1 million for the nine months ended September 30, 2022. In October 2022, 1,668,477 shares were sold under the Sales Agreement at a weighted average price per share of $1.68, generating net proceeds to the Company of $2.7 million after deducting fees, commissions, and other expenses. There is approximately $37.8 million of available capacity under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

Share-based compensation

In connection with the Company’s Initial Public Offering, or IPO, in November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Incentive Award Plan (the 2019 Plan), which

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

became effective upon the effectiveness of the registration statement on Form S-1 for the IPO. Upon effectiveness of the 2019 Plan, the Company ceased granting new awards under the Prior Plan (as defined herein).

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of September 30, 2022, there were 1,215,772 shares available for future issuance under the 2019 Plan, including 1,058,350 shares added pursuant to this provision effective January 1, 2022. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of September 30, 2022, there were 1,006,084 shares available for issuance under the ESPP, including 264,587 shares added pursuant to this provision effective January 1, 2022.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of September 30, 2022 was 1,997,776. No shares remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$644	$790	$1,951	$2,141
General and administrative	1,106	1,080	3,477	3,131
	$1,750	$1,870	$5,428	$5,272

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2022:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2022	4,970,975	$8.45
Granted	1,604,146	2.05
Exercised	(58,526)	1.22
Forfeited	(509,638)	8.93
Outstanding at September 30, 2022	6,006,957	$6.77	7.2
Vested and exercisable at September 30, 2022	3,339,327	$7.15	5.9
Vested and expected to vest at September 30, 2022	6,006,957	$6.77	7.2

As of September 30, 2022, the unrecognized compensation cost was $11.9 million and will be recognized over an estimated weighted-average amortization period of 2.3 years. The aggregate intrinsic value of options outstanding and of options exercisable as of September 30, 2022 were $0.3 million and $0.1 million, respectively. Options granted during the nine months ended September 30, 2022 and 2021 had weighted-average grant-date fair values of $1.57 and $8.26 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the nine months ended September 30, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the nine months ended September 30, 2022 and 2021 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2022	2021
Expected term (in years)	6.2	6.2
Expected stock price volatility	92.7%	90.4%
Risk-free interest rate	2.06%	0.69%
Expected dividend yield	0%	0%

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during each of the nine months ended September 30, 2022 and 2021 were $0.2 million.

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

In October 2022, we announced the presentation of the one-year tumor and renal function outcomes data from the ROMAN trial as well as topline results from a recently completed meta-analysis of the ROMAN and GT-201 (Phase 2b) SOM trial results at the 2022 American Society for Radiation Oncology, or ASTRO, Annual Meeting. After one-year follow-up, patients with locally advanced HNC treated with avasopasem in combination with the standard-of-care regimen (intensity-modulated radiation therapy, or IMRT, plus cisplatin) demonstrated comparable tumor outcomes and overall survival to patients in the placebo arm, showing that avasopasem protected HNC patients from SOM without affecting the treatment benefit of standard-of-care chemoradiotherapy. In addition, after one year of post treatment follow-up, patients treated with avasopasem in combination with IMRT plus cisplatin had a 10% incidence of chronic kidney disease, or CKD, compared to 20% of patients in the placebo arm (p=0.0043). CKD (eGFR <60) is a known toxicity risk with cisplatin, which can have significant long-term consequences, and the results highlight success on a predefined exploratory endpoint of renal function. The prospective exploration of this potential benefit of avasopasem was driven by published preclinical data and a post hoc assessment of patients from the GT-201 trial presented at the 2020 American Society of Clinical Oncology, or ASCO, Annual Meeting. We believe this CKD data represents another potential benefit of avasopasem for these patients beyond reducing SOM. In addition to the ROMAN long-term endpoints, a meta-analysis of the Company’s two randomized placebo-controlled trials (ROMAN and GT-201; n=551) was included in the ASTRO presentation; these results reinforced that avasopasem therapy resulted in clinically meaningful reductions in radiotherapy-induced SOM, including a significant reduction in the incidence (19% reduction; p=0.0053), duration (58% reduction in the median number of days of SOM; p=0.0002), onset (28% delay in the median number of days to first SOM; p=0.0005) and severity (32% reduction in the incidence of Grade 4 oral mucositis; p=0.0102) of SOM compared to placebo.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $80.5 million and $74.2 million for the years ended December 31, 2021 and 2020, respectively, and $16.0 million and $46.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had $42.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $362.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Nasdaq Listing Notification

On June 8, 2022, we received written notice, or the Notice, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 5, 2022, or the Compliance Date, to regain compliance with the MVLS Requirement. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, delisting from Nasdaq could also make it more difficult for us to raise additional capital. See “Risk Factors—Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2021 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022 there were no material changes to our critical accounting policies from those discussed in the 2021 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Avasopasem manganese (GC4419)	$2,646	$7,860	$6,922	$25,051
Rucosopasem manganese (GC4711)	2,284	1,782	6,818	4,271
Other research and development expense	956	2,409	2,275	6,207
Personnel related and share-based compensation expense	2,220	2,762	6,860	7,674
	$8,106	$14,813	$22,875	$43,203

Research and development activities are central to our business model. Product candidates in later stages of clinical development, such as avasopasem, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses may increase over the next several years as we increase personnel costs, including share-based compensation, conduct our later-stage clinical trials for avasopasem and rucosopasem, if applicable, conduct other clinical trials for current and future product candidates and prepare regulatory filings for our product candidates.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$8,106	$14,813	$(6,707)	$22,875	$43,203	$(20,328)
General and administrative	4,853	5,487	(634)	15,193	15,667	(474)
Loss from operations	(12,959)	(20,300)	7,341	(38,068)	(58,870)	20,802
Other income (expense):
Interest income	171	3	168	256	28	228
Interest expense	(3,245)	(2,327)	(918)	(8,247)	(4,882)	(3,365)
Gain on disposal of assets	1	—	1	27	—	27
Foreign currency loss	(1)	(2)	1	(2)	(3)	1
Net loss	$(16,033)	$(22,626)	$6,593	$(46,034)	$(63,727)	$17,693

Research and Development Expense

Research and development expense decreased by $6.7 million from $14.8 million for the three months ended September 30, 2021 to $8.1 million for the three months ended September 30, 2022. Avasopasem development costs decreased by $5.2 million due to decreased expenses for clinical trials, as the ROMAN, EUSOM and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased by $1.5 million, principally due to decreased costs for independent contractors and consultants and decreased costs for development of additional product candidates. Partially offsetting these decreases, rucosopasem development costs increased by $0.5 million, due to increased expenses in our GRECO trials partially offset by decreased manufacturing and preclinical expenses.

Research and development expense decreased by $20.3 million from $43.2 million for the nine months ended September 30, 2021 to $22.9 million for the nine months ended September 30, 2022. Avasopasem development costs decreased by $18.1 million, due to decreased expenses for clinical trials, as the ROMAN, EUSOM and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased by $3.9 million, principally due to decreased costs for independent contractors and consultants and decreased costs for development of additional product candidates. Partially offsetting these decreases, rucosopasem development costs increased by $2.5 million, due to increased expenses in our GRECO trials partially offset by decreased manufacturing and preclinical expenses.

General and Administrative Expense

General and administrative expense decreased by $0.6 million from $5.5 million for the three months ended September 30, 2021 to $4.9 million for the three months ended September 30, 2022, principally due to the timing of spend for avasopasem commercial preparations.

General and administrative expense decreased by $0.5 million from $15.7 million for the nine months ended September 30, 2021 to $15.2 million for the nine months ended September 30, 2022.

Interest Income

Interest income increased from $3,000 for the three months ended September 30, 2021 to $171,000 for the three months ended September 30, 2022 and increased from $28,000 for the nine months ended September 30, 2021 to $256,000 for the nine months ended September 30, 2022, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $3.2 million and $2.3 million in non-cash interest expense during the three months ended September 30, 2022 and 2021, respectively, and $8.2 million and $4.9 million in non-cash interest expense during the nine months ended

September 30, 2022 and 2021, respectively in connection with the Royalty Agreement with Blackstone Life Sciences. The increase is primarily attributable to interest on the $57.5 million in milestone payments received in June and July 2021, as well as an increase in the imputed interest rate. In May 2022, after interactions with the FDA, we announced that we intend to submit an NDA of avasopasem for radiotherapy-induced SOM by the end of 2022. In August 2022, we conducted market research with over 200 U.S. radiation and medical oncologists to estimate the potential opportunity for avasopasem for radiotherapy-induced SOM among key stakeholders. As a result, we updated the assumptions underlying the calculation of imputed interest expense on the royalty purchase liability.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through September 30, 2022, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $340.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the nine months ended September 30, 2022, we sold an aggregate 314,296 shares of our common stock under the Sales Agreement, at a weighted average price per share of $3.70, generating aggregate net proceeds of $1.1 million, after deducting fees, commissions and other expenses. In October 2022, we sold an aggregate 1,668,477 shares of our common stock under the Sales Agreement, at a weighted average price per share of $1.68, generating aggregate net proceeds of $2.7 million, after deducting fees, commissions and other expenses. There is $37.8 million of common stock remaining available for sale under the Sales Agreement as of the filing of this Quarterly Report on Form 10-Q.

As of September 30, 2022, we had $42.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $362.1 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(29,481)	$(50,512)
Net cash provided by (used in) investing activities	21,215	(14,413)
Net cash provided by financing activities	1,187	66,685
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,079)	$1,760

Operating Activities

During the nine months ended September 30, 2022, we used $29.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $46.0 million, partially offset by non-cash charges of $13.8 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $2.8 million from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2022, investing activities provided $21.2 million in cash proceeds from the net sales of our short-term investments.

During the nine months ended September 30, 2021, investing activities used $14.4 million of net cash, primarily attributable to $14.2 million in net purchases of our short-term investments and $0.2 million for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $1.2 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

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

We expect our existing cash, cash equivalents and short-term investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

In May 2020, as partial consideration for the Amendment, we issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of our common stock at an exercise price equal to $13.62 per share, each of which became exercisable upon the receipt by us of the applicable specified milestone payment. The issued warrants expire six years after the initial exercise date of each respective warrant.

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

Subject to certain conditions, as an emerging growth company we may rely on certain exemptions and reduced reporting requirements, including, without limitation, (1) not being required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO (December 31, 2024), (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. As of September 30, 2022, we had $42.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $362.1 million. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to delay, reduce or discontinue our product development programs or commercialization efforts.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. If we are unable to continue as a going concern, you could lose all or part of your investment.

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On June 8, 2022, we received written notice, or the Notice, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until December 5, 2022, or the Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel.

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
10.1

Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendments to Employment Agreement, dated January 31, 2022 and September 19, 2022, by and between Galera Therapeutics, Inc. and Mark Bachleda

*
10.2	Employment Agreement, dated July 25,2022, by and between Galera Therapeutics, Inc. and Eugene Kennedy					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: November 9, 2022	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer