Form 10-K
period 2022-12-31
Galera Therapeutics, Inc.
filed 2023-03-08
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39114

Galera Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1454898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 134 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 725-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15-U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $32.2 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 4, 2023 was 42,830,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials and data readouts, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility and potential benefits of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, expected coverage and reimbursement for avasopasem and our other product candidates; the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, the anticipated impact of the COVID-19 pandemic on our business, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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
•
We are heavily dependent on the success of our lead product candidate, avasopasem manganese (avasopasem, or GC4419) and if avasopasem does not successfully complete clinical development or receive regulatory approval, our business may be harmed.
•
We will need substantial funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy and may not be able to continue as a going concern.
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
•
The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our clinical trials, results of operations and financial condition.

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (avasopasem, or GC4419) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. We are also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy. In February 2023, the FDA accepted and granted Priority Review designation to our New Drug Application, or NDA, for avasopasem for this indication. Our second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

Radiotherapy-induced SOM can lead to devastating complications for patients. A majority will suffer severe pain which is often managed with the use of opioids. Patients with SOM are at risk of dehydration and malnutrition as a result of the inability to eat or drink, and often require nutrition through an intravenous line or surgical placement of a feeding tube. Each year in the United States, approximately 67,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan. We estimate that approximately 65% of patients diagnosed with HNC will be treated with radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, which suggests a target patient population of approximately 43,500 patients in the United States alone for our lead indication. We believe that SOM in patients with HNC represents a total market opportunity of more than $1.5 billion in the United States based on branded supportive care price analogs. There are currently no FDA-approved drugs for SOM in these patients and we believe avasopasem, which to date is not approved for any indication, has the potential to become the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy.

In December 2021, we announced topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the Reduction in Oral Mucositis with Avasopasem Manganese, or ROMAN, trial. The results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. We had previously announced topline results from the ROMAN trial in October 2021 that incorrectly stated the reduction on the primary endpoint was not statistically significant. Upon further analysis, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, further demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo.

In October 2022, we announced the presentation of the one-year tumor and renal function outcomes data from the ROMAN trial as well as topline results from a recently completed meta-analysis of the ROMAN and GT-201 (Phase 2b) SOM trial results at the 2022 American Society for Radiation Oncology, or ASTRO, Annual Meeting. After one-year follow-up, patients with HNC treated with avasopasem in combination with the standard-of-care regimen (intensity-modulated radiation therapy, or IMRT, plus cisplatin) demonstrated comparable tumor outcomes and overall survival to patients in the placebo arm, showing that avasopasem protected HNC patients from SOM without affecting the treatment benefit of standard-of-care chemoradiotherapy. In addition, after one year of follow-up, patients treated with avasopasem in combination with IMRT plus cisplatin had a 10% incidence of chronic kidney disease, or CKD, compared to 20% of patients in the placebo arm, which was a pre-defined exploratory endpoint evaluating renal function. CKD (eGFR <60) is a known toxicity risk with cisplatin, which can have significant long-term consequences. The prospective exploration of this potential benefit of avasopasem was driven by published preclinical data and a post hoc assessment of patients from the GT-201 trial presented at the 2020 American Society of Clinical Oncology, or ASCO, Annual Meeting. We believe these CKD data suggest another potential benefit of avasopasem for these patients beyond reducing SOM. In addition to the ROMAN long-term endpoints, a meta-analysis of the Company’s two randomized placebo-controlled trials (ROMAN and GT-201; n=551) was included in the ASTRO presentation; these results reinforced that across both trials avasopasem therapy resulted in clinically meaningful improvements in radiotherapy-induced SOM, including reductions in the incidence, number of days, severity, and delay in the onset of SOM compared to placebo.

In December 2022, we submitted an NDA to the FDA for avasopasem for the reduction of radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. The NDA is supported by the data from the two randomized, double-blinded, placebo-controlled trials (ROMAN and GT-201), as well as data from other clinical trials of avasopasem in the proposed indication. In February 2023, the FDA accepted the NDA for filing and granted priority review with a Prescription Drug User Fee Act, or PDUFA, target date of August 9, 2023. The FDA indicated in its acceptance of filing letter that it is not planning to hold an advisory committee meeting on the application.

In December 2021, we also announced topline results from a Phase 2a multi-center trial in Europe assessing the safety and efficacy of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. Avasopasem appeared to be generally well tolerated, and the incidence of SOM and median number of days of SOM observed in the EUSOM trial were in line with the ROMAN trial results. We plan to meet with the European Medicines Agency, or EMA, in 2023 to discuss the potential registration pathway in Europe for avasopasem for radiotherapy-induced SOM.

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

There are currently no FDA-approved drugs and no established guidelines for the treatment of radiotherapy-induced esophagitis. We intend to pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, that involves presenting the AESOP clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis as a medically accepted indication in published drug compendia, notwithstanding that this indication may not be approved by the FDA.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing our second dismutase mimetic product candidate, rucosopasem, to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. SBRT typically involves a patient receiving one to five large doses of radiotherapy, in contrast to the 30 to 35 small daily doses typical of intensity modulated radiation therapy, or IMRT. Clinically, SBRT is increasingly used in patients with certain tumors, such as LAPC and NSCLC, that are less responsive to the small daily doses typical of IMRT. Even with the use of SBRT, there is need for improvement in treatment outcomes for certain tumors. In September 2021, in support of rucosopasem, we announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, improvements were observed with avasopasem plus SBRT in overall survival, progression-free survival, local tumor control and time to distant metastases relative to patients treated with placebo plus SBRT.

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

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute, or NCI, of the National Institutes of Health, or NIH, for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. In June 2022, we reported interim results from the open-label Phase 1 stage of the trial with six months follow-up on all seven patients. Rucosopasem in combination with SBRT appeared to be well tolerated through the cutoff date of June 14, 2022. The most frequent adverse events were fatigue, cough, and nausea, which are common in patients with lung cancer receiving radiotherapy. Through six months, in-field partial responses were observed in three patients and stable disease was observed in three others based on RECIST criteria. These results included target tumor reductions in five patients of 61%, 58%, 33%, 29% and 27% and one patient with an 8% increase. Preservation of pulmonary lung function was also observed compared to our expectations based on review of historical literature evaluating pulmonary function in a similar patient population with SBRT alone. We expect to complete enrollment in the randomized, placebo-controlled Phase 2 stage of this trial in the second half of 2023.

The GRECO-2 trial is designed to assess rucosopasem in combination with SBRT in patients with LAPC, based on our observations from the pilot LAPC trial with avasopasem. The primary endpoint of this trial is overall survival. We expect to complete enrollment in the GRECO-2 trial in the second half of 2023.

Our management team has extensive drug development and commercialization experience ranging from discovery through registrational trials and commercial launch.

Our Pipeline

The following table summarizes our product candidates:

Our Strategy

Our mission is to transform cancer therapy by reducing normal tissue toxicity induced by radiotherapy and increasing the anti-cancer efficacy of radiotherapy with the use of our dismutase mimetics. By doing this we seek to improve the lives of patients with cancer. Key elements of our strategy are as follows:

•
Complete development and obtain FDA approval of avasopasem for the reduction of radiotherapy-induced toxicities. Avasopasem has received Breakthrough Therapy Designation from the FDA for the reduction of SOM induced by radiotherapy. Avasopasem has achieved statistical significance and demonstrated improved clinical benefit in reducing SOM in our

ROMAN and GT-201 trials. We submitted an NDA to the FDA in December 2022 and the application was granted priority review with a PDUFA target date of August 9, 2023. We also evaluated avasopasem in a Phase 2a trial to reduce the incidence of esophagitis in patients receiving radiotherapy for lung cancer, and we may initiate additional clinical trials for avasopasem to reduce radiotherapy-induced toxicities in other cancer indications. We intend to pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, that involves presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis and/or other radiotherapy-induced toxicities as medically accepted indications in published drug compendia, notwithstanding that these indications may not be approved by the FDA.
•
Build a commercial infrastructure in the United States. We intend to commercialize avasopasem, if approved, by building a specialized sales and marketing organization in the United States focused on radiation oncologists. We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the concentrated prescribing base of approximately 5,000 radiation oncologists in the United States, who we believe are among the physicians most likely to use avasopasem. We also expect to leverage this sales organization to commercialize rucosopasem, if approved, and any of our future product candidates in the United States. We may seek to establish collaborations for the commercialization of avasopasem, rucosopasem, and our other product candidates in the United States and other regions such as Europe and Asia.
•
Advance the development of rucosopasem in combination with SBRT to increase the anti-cancer efficacy of radiotherapy. Based on extensive preclinical research results with avasopasem and rucosopasem and positive data from our pilot LAPC trial, we believe that rucosopasem has the potential to increase the anti-cancer efficacy and safety profile of SBRT. We successfully completed Phase 1 trials with rucosopasem in healthy volunteers and initiated a Phase 1/2 trial with rucosopasem in combination with SBRT in patients with NSCLC in October 2020 and initiated a Phase 2b trial with rucosopasem in combination with SBRT in patients with LAPC in May 2021. We expect to complete enrollment in both trials in the second half of 2023. We may seek new applications for our dismutase mimetics for other cancer therapy indications.
•
Develop additional novel dismutase mimetics, formulations, and applications. We intend to leverage our expertise in superoxide dismutase mimetics to continue to develop novel compounds that are intended to reduce normal tissue toxicity from radiotherapy and increase the anti-cancer efficacy of radiotherapy. Additionally, we believe we can broaden the utility of our novel dismutase mimetics by formulating them for oral delivery or other routes of administration. We have evaluated alternative formulations of rucosopasem and other novel compounds in our portfolio and will consider them for potential development. In addition, we intend to seek new applications for our dismutase mimetics, including other potential combinations in cancer therapy, such as with cisplatin for the reduction of the cisplatin-induced kidney damage.
•
Seek strategic collaborative relationships. We intend to seek strategic collaborations to facilitate the capital-efficient development and commercialization of our dismutase mimetics. We believe these collaborations could potentially provide significant funding to advance our dismutase mimetics candidate pipeline while allowing us to benefit from the development and commercial expertise of our collaborators.

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

In radiotherapy, we believe our dismutase mimetics have the potential to reduce normal tissue toxicity by removing excessive superoxide. We have demonstrated this in preclinical models not only of mucositis, but also radiotherapy damage to the lungs, liver and other organs. Importantly, our dismutase mimetics do not interfere with the anti-cancer efficacy of radiotherapy, as demonstrated in preclinical tumor models and in our placebo-controlled SOM trials in patients with HNC.

There is also the potential to increase the anti-cancer efficacy of SBRT, where our dismutase mimetics generate high daily doses of hydrogen peroxide. Preclinically, we have shown this effect in a variety of cancer types, including head and neck, pancreatic, lung and breast cancer, and when SBRT is combined with immune checkpoint inhibitor therapy. Given the combination of reduced normal tissue toxicity and increased anti-cancer efficacy of radiotherapy, we believe that our dismutase mimetics can transform radiotherapy.

In chemotherapy, we further believe our dismutase mimetics have the potential to reduce normal tissue toxicity by removing excessive superoxide produced by some commonly used chemotherapeutic agents. We have demonstrated this in preclinical models of cisplatin damage to the kidneys. Importantly, our dismutase mimetics do not interfere with the anti-cancer efficacy of cisplatin and other commonly used chemotherapeutic agents, as demonstrated in preclinical tumor models.

We currently have two dismutase mimetic candidates in clinical development, avasopasem and rucosopasem. We also believe the technology is amenable to development of additional candidates for intravenous or other routes of administration.

Disease Overview and Our Product Pipeline

Reducing Radiotherapy-Induced Toxicities in Patients with Cancer (Radioprotection)

The American Cancer Society estimates approximately two million new cancer cases will be diagnosed in the United States in 2023 and over 50% of patients with cancer will be treated with radiotherapy at some time in their treatment cycle. While radiotherapy has variable success depending on the cancer being treated, the toxicity or side effects associated with its use can limit its effectiveness. Radiotherapy causes acute and late toxicities that affect various organs and functions.

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

Each year in the United States, approximately 67,000 patients are diagnosed with HNC, according to the American Cancer Society and we estimate that approximately 65% will be treated with standard-of-care radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, which suggests a target patient population of approximately 43,500 patients in the United States alone for our lead indication. Based on observations from multiple studies, we estimate that approximately 70% will develop SOM and between 20% to 30% will develop Grade 4 OM.

In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan.

In a survey we conducted in 2018 of 150 U.S. radiation oncologists, OM was identified as the most burdensome side effect caused by radiotherapy in patients being treated for HNC. In a survey we conducted in 2022 of 100 U.S. radiation oncologists and 100 U.S. medical oncologists, SOM was considered to cause a major impact to patients and their care, with the condition leading to increased treatment delays, treatment discontinuations, and hospitalizations.

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
•
Laser and other light therapy. The guidelines recommend the use of low-level laser therapy to prevent OM in patients with HNC receiving radiotherapy. However, some evidence suggests that low-level laser therapy may have long-term carcinogenic effects, so MASCC / ISOO advises the clinician to inform patients about the expected benefits and potential risks of this therapy.
•
Cryotherapy. The guidelines recommend the use of 30 minutes of oral cryotherapy to prevent OM in certain cancer patients, not including those receiving radiotherapy for HNC.
•
Natural and other miscellaneous agents. The guidelines suggest oral glutamine to prevent OM in patients with HNC receiving radiotherapy. The suggestion is made with caution because of the higher mortality rate seen in patients undergoing hematopoietic stem cell transplantation who receive parenteral glutamine. The guidelines also suggest the use of honey to prevent OM in patients with HNC receiving radiotherapy, with or without chemotherapy.

These MASCC / ISOO guidelines demonstrate that there is a high unmet need for the treatment or prevention of OM in patients with HNC, driven by the lack of clear efficacy of the existing treatment options. This unmet need is further demonstrated by the findings from our 2018 survey of 150 U.S. radiation oncologists, where only 19% and 21% of physicians, respectively, stated that topical agents are effective in preventing or reducing the incidence of SOM and in treating or reducing the duration of SOM in patients with HNC. Our 2022 survey reinforced that the majority of radiation and medical oncologists are not satisfied with current options available to treat SOM and that there is a high unmet need for the treatment or prevention of OM. The FDA has also acknowledged this unmet need and the lack of effective therapies for the reduction of the duration, incidence and severity of SOM induced by radiotherapy by granting avasopasem Fast Track and Breakthrough Therapy Designation, and priority review for the NDA. We believe that SOM in patients with HNC represents a total market opportunity of more than $1.5 billion in the United States.

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
•
Compelling clinical data from two positive, randomized, double-blinded placebo-controlled trials: Results from our ROMAN and GT-201 trials demonstrate the potential benefits of avasopasem across multiple parameters of SOM. Avasopasem has received Fast Track and Breakthrough Therapy Designation from the FDA.
•
Maintenance of anti-cancer efficacy of radiotherapy: One-year and two-year follow-up clinical data from our ROMAN trial and GT-201 trial, respectively, for avasopasem in patients with locally advanced HNC showed similar rates of tumor control and survival between avasopasem and placebo with no observed decrease in the anti-cancer efficacy of radiotherapy. We believe this is significant as maintenance of anti-cancer efficacy of radiotherapy is of key importance to physicians when considering new drugs to manage side effects of radiotherapy. Two-year follow-up for overall survival from our ROMAN trial is ongoing.
•
Higher patient adherence: The intravenous formulation of avasopasem, administered in a clinical setting by a health care provider, promotes higher patient adherence, optimizing clinical outcomes.

Our market research surveys conducted with radiation and medical oncologists suggest avasopasem has a clinically meaningful product profile based on the safety and efficacy data from our two randomized, double-blinded placebo-controlled trials. Respondents in the various rounds of market research conducted between 2018 and 2022 projected the use of avasopasem in a range of 48% to 69% of their eligible patients, with a majority of physicians suggesting they would adopt avasopasem within the first 12 months of it becoming available.

Clinical Development of Avasopasem for Severe Oral Mucositis

New Drug Application (NDA)

Avasopasem has been granted Fast Track and Breakthrough Therapy Designation by the FDA for the reduction of SOM induced by radiotherapy. As a benefit of such designations, we had multiple interactions with the FDA in preparation for the submission of the NDA. Based on these interactions, it was determined that our two randomized, double-blinded, placebo-controlled trials are sufficient for review of the NDA, and that the FDA would review an Integrated Summary of Efficacy based on a meta-analysis of the integrated ROMAN and GT-201 trial results.

In December 2022, we submitted the NDA to the FDA. The NDA is supported by the data from the two randomized, double-blinded, placebo-controlled trials (ROMAN and GT-201), as well as data from other clinical trials of avasopasem in the proposed indication.

In February 2023, the FDA accepted the NDA for filing and granted Priority Review designation with a PDUFA target date of August 9, 2023. The FDA indicated in its acceptance of filing letter that it is not planning to hold an advisory committee meeting on the application.

ROMAN Trial (Phase 3)

In December 2021, we announced positive topline efficacy results from the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. The trial was a randomized, double-blinded, multicenter, placebo-controlled trial assessing the effects of avasopasem on the incidence, duration and severity of SOM. 455 patients were enrolled in the trial and randomized 3:2 in favor of the avasopasem 90 mg treatment arm. Like our Phase 1b/2a and GT-201 trials, the eligible population was patients with locally advanced, squamous cell HNC who were eligible for seven weeks of standard-of-care radiotherapy.

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

In addition, after one year of post treatment follow-up, patients treated with avasopasem in combination with IMRT plus cisplatin had a 10% incidence of chronic kidney disease, or CKD, which was a pre-defined exploratory endpoint evaluating renal function, compared to 20% of patients in the placebo arm (p=0.0043). CKD (eGFR <60) is a known toxicity risk with cisplatin, which can have significant long-term consequences. The prospective exploration of this potential benefit of avasopasem was driven by published preclinical data and a post hoc assessment of patients from the GT-201 trial presented at the 2020 ASCO Annual Meeting. We believe this CKD data suggest another potential benefit of avasopasem for these patients beyond reducing SOM.

We also followed patients from this trial for tumor outcomes out to one year following radiotherapy and continue to follow patients out to two years for overall survival. In the one-year assessment of tumor outcomes, we observed similar outcomes among patients in the avasopasem and placebo arms in OS, PFS, LRC and DMF rates, demonstrating that avasopasem protected HNC patients from SOM without affecting the treatment benefit of standard-of-care chemoradiotherapy.

Tumor Outcomes Maintained through One Year

Avasopasem appeared to be generally well tolerated compared to placebo. No difference was observed in the severity of adverse events and the most frequent adverse events were similar between the treatment and placebo arms. The percentages of patients with the most common adverse events in the ROMAN trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

GT-201 Trial (Phase 2b) in Patients with HNC

In December 2017, we announced positive topline data from the GT-201 trial in 223 patients with locally advanced HNC being treated with IMRT and concurrent cisplatin at multiple sites in the United States and Canada. The trial was a randomized, double-blinded, placebo-controlled trial assessing the effects of avasopasem on the median duration, incidence and severity of SOM. Patients received 30 mg of avasopasem, 90 mg of avasopasem or placebo as a 60-minute infusion less than 60 minutes before radiation, Monday to Friday, for seven weeks. All patients were assessed twice weekly for OM by trained evaluators during the course of their radiotherapy treatment. If SOM was present in a patient at the end of the course of his or her radiotherapy treatment, that patient continued to be evaluated weekly for up to eight additional weeks.

GT-201 Trial Design (n=223)

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

Tumor Outcomes Maintained through Two Years

No difference was observed in the severity of adverse events among the three arms in the trial and the most frequent adverse events were similar among the three arms.

Safety Profile of Both Avasopasem Doses was Comparable to

Standard-of-Care Chemoradiotherapy (Placebo Arm)

The percentages of patients with the most common adverse events in the GT-201 trial are shown in the table below.

Most Frequent Adverse Events Similar

Across Active and Placebo Arms

Meta-Analysis of Integrated ROMAN and GT-201 Trials

In October 2022, we announced the presentation of a meta-analysis of our two randomized placebo-controlled trials (ROMAN and GT-201; n=551) at the 2022 ASTRO Annual Meeting. These results reinforced that across both trials avasopasem therapy resulted in clinically meaningful improvements in radiotherapy-induced SOM, including reductions in the incidence, number of days, severity, and delay in the onset of SOM compared to placebo.

Reduction Across SOM Endpoints in Meta-Analysis

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

Avasopasem appeared to be generally well tolerated. The incidence of SOM was 54.5% and the median number of days of SOM was 9 days for patients who completed treatment in the EUSOM trial, in line with the ROMAN trial, in which the incidence of SOM in the avasopasem arm was 54% and the median number of days of SOM was 8 days.

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

Patients in the trial were followed for tumor outcomes at one-year post-radiotherapy. The observed LRC, DMF, PFS, and OS rates in 44 patients evaluable for tumor outcome at one year were 93%, 93%, 84% and 93%, respectively. We believe these outcomes are similar to the outcomes observed in historical control studies, suggesting that avasopasem does not decrease the anti-cancer efficacy of radiotherapy.

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

Radiotherapy-induced esophagitis potentially represents a larger market opportunity than OM. In lung cancer (our first target market for esophagitis), there are approximately 238,000 new patients annually in the United States, of which approximately 50,000 are treated with radiotherapy. The overall frequency of Grade 2 or higher esophagitis in patients receiving radiotherapy for the treatment of lung cancer is approximately 50% and approximately 20-30% will experience Grade 3 or higher. The results of our 2018 survey of 150 U.S. radiation oncologists suggested that they view OM data as being representative of potential efficacy in esophagitis, which we believe supports the feasibility of exploring the use of avasopasem for the reduction of esophagitis.

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

Clinical Development of Avasopasem for Esophagitis

Phase 2a Trial in Patients with Lung Cancer (AESOP Trial)

In May 2022, we announced topline results from an open-label, single-arm Phase 2a trial evaluating avasopasem for its potential to reduce the incidence of radiotherapy-induced esophagitis in patients with lung cancer, which we refer to as the AESOP trial. This multi-center trial enrolled 39 patients (62 screened) of which 35 completed treatment with 60 Gy of radiotherapy plus chemotherapy over six weeks. Of these 35 patients, 29 received at least five weeks of 90 mg of avasopasem on the days they underwent radiotherapy. These 29 patients were evaluated as the pre-specified per protocol population. The results demonstrated that avasopasem substantially reduced the incidence of severe esophagitis in patients with lung cancer receiving chemoradiotherapy compared to our expectations based on review of historical data in the literature. Avasopasem was generally well tolerated. The adverse events experienced are comparable to those expected with chemoradiotherapy.

Based on these data, we intend to pursue a strategy for avasopasem, if approved for the reduction of SOM, that involves presenting the AESOP clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis as a medically accepted indication in published drug compendia, notwithstanding that this indication may not be approved by the FDA.

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

Locally Advanced Pancreatic Cancer Overview

Pancreatic cancer is a disease in which solid tumors form in the tissues of the pancreas. It is a particularly aggressive form of cancer and represents the third-leading cause of cancer deaths in the United States with approximately 64,000 new diagnoses and 50,500 deaths estimated in 2023. Globally, pancreatic cancer accounted for almost as many deaths (446,000) as new diagnoses (496,000) in 2020. Over 30% of newly diagnosed patients have non-metastatic disease that is unresectable due to the location of the primary tumor or its relationship to the surrounding vasculature. The first line of treatment for patients with unresectable tumors is chemotherapy. For those patients whose tumors remain unresectable following chemotherapy, SBRT is an emerging treatment option. Even with SBRT as an option, patients with pancreatic cancer often have a poor prognosis, with a five-year survival rate of only approximately 10%. As a result, there remains a large unmet need to increase the effectiveness of disease management and ultimately improve outcomes for patients.

Non-Small Cell Lung Cancer Overview

According to the NCI, lung cancer is the leading cause of cancer-related mortality in the United States. The NCI estimates that in 2023 there will be approximately 238,000 new cases of lung cancer (both NSCLC and small cell lung cancer) in the United States and approximately 127,000 deaths. Approximately 195,000 patients will be diagnosed with NSCLC in the United States in 2023 and are typically treated with some combination of surgery, radiotherapy, chemotherapy and immunotherapy, depending on the severity of their disease, and SBRT is an established radiotherapy treatment for some forms of NSCLC. Even with all these current treatment options, NSCLC remains the leading cause of cancer deaths in the United States. As such, improving the effectiveness of lung cancer treatment and improving patient outcomes represents a significant unmet need.

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

In these trials, rucosopasem was observed to be well tolerated. There were no Grade 3, 4, or 5 adverse events, and no adverse events led to withdrawal from these trials. We used the results of these trials to identify the dose and schedule of rucosopasem to be studied in future trials and to support an Investigational New Drug Application, or IND, submission to initiate clinical trials evaluating intravenous rucosopasem delivered via 15-minute infusion.

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

The trial was designed to enroll approximately five patients with locally advanced NSCLC as part of the Phase 1 open-label safety run-in portion of the trial. Patients received 100 mg of rucosopasem with SBRT over five consecutive weekdays. Following the safety run-in cohort, up to 66 NSCLC patients with locally advanced disease will receive 100 mg of rucosopasem with SBRT or placebo with SBRT over five consecutive weekdays in the randomized, blinded, placebo-controlled Phase 2 portion of trial.

The primary objective of the trial is to assess safety with secondary measures assessing, among others, objective response rate, PFS and OS.

In June 2022, we reported interim results from the Phase 1 open-label stage of the trial with six months follow-up on all seven patients enrolled. Rucosopasem in combination with SBRT appeared to be well tolerated through the cutoff date of June 14, 2022. The most frequent adverse events were fatigue, cough, and nausea, which are common in patients with lung cancer receiving radiotherapy. Through six months, in-field partial responses were observed in three patients and stable disease was observed in three others based on RECIST criteria. These results include target tumor reductions in five patients of 61%, 58%, 33%, 29% and 27% and one patient with an 8% increase as of the cutoff date. Preservation of pulmonary lung function was also observed compared to expectations based on review of historical literature evaluating pulmonary function in a similar patient population with SBRT alone.

We expect to complete enrollment in the randomized, placebo-controlled Phase 2 stage of the GRECO-1 trial in the second half of 2023.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third party contract manufacturing organizations, or CMOs, for the supply of current good manufacturing practice-, or cGMP-, grade clinical trial materials and commercial quantities of our product candidates and products, if approved. We require all of our CMOs to conduct manufacturing activities in compliance with cGMP requirements, and we maintain our product candidates in refrigerated conditions prior to intravenous infusion. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs.

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

Commercialization

Our aim is to become a fully integrated biopharmaceutical company. At our current stage, we have a small commercial organization but have not yet established sales or distribution capabilities. We intend to commercialize avasopasem, if approved, by expanding our commercial organization by building a specialized sales and marketing organization in the United States focused on radiation and medical oncologists, who are the primary decision makers in the prescribing and/or infusion of therapies in patients with HNC undergoing standard-of-care treatment.

We believe a scientifically oriented, customer-focused team of approximately 40 sales representatives would allow us to effectively reach the approximately 5,000 radiation oncologists in the United States, who treat patients using an even smaller number of radiation machines. There are approximately 2,500 radiotherapy treatment sites in the United States. Based on a third-party claims database, we estimate that over 80% of radiotherapy treatments for HNC patients are performed at approximately 700 sites. Most of these treatment sites are hospitals and the majority have the ability to administer intravenous infusion therapies either in the radiation or medical oncology suite and/or in the hospital outpatient infusion department. In the hospital setting, infusions are often administered on the same floor or in the same building where the radiation therapy is delivered.

We expect avasopasem to be reimbursed as an outpatient therapy through a “buy-and-bill” model of reimbursement under Medicare Part B or a medical benefit under commercial insurance. Under the “buy-and-bill” model, institutions or providers will buy the drug and then submit a claim for reimbursement from the payer once the drug has been administered to the patient. Hospital care data suggests the payer mix for patients with HNC to be approximately 50% Medicare, 30% commercial, 12% Medicaid, 3% self-pay and 5% other (which may include payers such as the U.S. Department of Veteran Affairs, TRICARE and workers compensation). Data also suggests that a majority of the hospital treatment sites are eligible for the 340B Drug Pricing Program.

Because of the limited number of physicians concentrated around a smaller number of radiation machines, we believe we can effectively commercialize avasopasem, if approved, in the United States with a small, focused commercial organization. We also expect to leverage this sales organization to commercialize rucosopasem, if approved, and any of our future product candidates in the United States. We may seek to establish collaborations for the commercialization of avasopasem, rucosopasem, and our other product candidates in the United States and in other regions such as Europe and Asia.

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

Patents and Patent Applications

As of December 31, 2022, our owned and currently pending and/or in-force patent portfolio consisted of approximately 18 issued U.S. patents, 12 pending U.S. patent applications, 112 issued foreign patents including 4 issued European patents that have been validated in many European countries, and 107 pending foreign applications.

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

The two most advanced product candidates in our portfolio, avasopasem and rucosopasem, are protected by issued patents with claims directed to composition of matter and method of use. Avasopasem is covered by a composition of matter patent in the United States that had a natural expiration date in March 2022. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and if we are successful in obtaining a patent term extension of approximately two and a half years which we believe should be available, the extension would result in an expiration date in 2031. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of avasopasem, including that tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032, and if we are successful in obtaining a patent term extension which we believe should be available, the extension would result in an expiration date in late 2034 to early 2035. In any event, we can only extend one applicable patent for each approved drug. Rucosopasem is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. However, we believe the rucosopasem composition of matter patent may be eligible for a patent term extension of at least about two years which, if granted, would result in an expiration date in 2038. When including only current issued patents and related potential patent term extensions, our product candidate patent portfolio is projected to expire between 2031 and 2038 in the United States. Additional pending or future patent applications may supplement or extend this patent portfolio.

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

Trademarks and Trade Secrets

As of December 31, 2022, our owned and currently pending and/or in-force trademark portfolio consisted of 3 registered U.S. trademarks, 9 pending U.S. trademark applications, 26 registered foreign trademarks, and 9 pending foreign trademark applications.

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

•
submission to the FDA of an IND which must become effective before human clinical trials may begin;
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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision. The actual review time may be significantly longer, depending on the complexity of the review, FDA requests for additional information and the sponsor’s submission of additional information.

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

The FDA may give a priority review designation to NDAs for drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval and may be approved upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures if the sponsor fails to conduct the required post-marketing studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may also designate a product candidate as a breakthrough therapy, which is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Non-Patent Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of non-patent data exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers until 2032, which was temporarily suspended from May 1, 2020 through March 31, 2022, and further reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders. Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from the comparable regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit an MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Essentially, there are two types of MAs:

•
”Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and are valid throughout the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two‑year period of market exclusivity, a generic/biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic/biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years, a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU or member state regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, Northern Ireland continues to follow EU law. The EU laws that have been transposed into United Kingdom, or UK, law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in Great Britain (only), free of charge on January 1, 2021, unless the MA holder chose to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. For a period of three years from 1 January 2021, the MHRA may rely on a decision taken by the EU Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain.

Data Privacy and Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. In addition, certain foreign laws, such as the UK General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), govern the privacy and security of personal data, including health-related data. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees

As of March 1, 2023, we had 31 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2012. Our address is P.O. Box 134, Malvern, Pennsylvania 19355. Our common stock is listed on the Nasdaq Global Market under the symbol “GRTX.”

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the years ended December 31, 2022 and 2021 were $62.2 million and $80.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $378.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

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

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We expect to incur additional costs associated with operating as a public company. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. As of December 31, 2022, we had $31.6 million in cash, cash equivalents and short-term investments and an accumulated deficit of $378.3 million. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the net proceeds from our February 2023 registered direct offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant.

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

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. If we are unable to continue as a going concern, you could lose all or part of your investment.

We will need substantial funding to meet our financial obligations and to pursue our business objective. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the net proceeds from our February 2023 registered direct offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Dislocations in the financial markets may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through securities offerings or debt financings, or possibly, license and collaboration agreements or research grants. The terms of any financing may adversely affect the holdings or the rights of our stockholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders, including your ownership interest. The incurrence of indebtedness would result in increased fixed or variable payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our stockholders and may cause the market price of our shares to decline.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our lead product candidate, avasopasem, and if avasopasem does not receive regulatory approval, our business may be harmed.

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of avasopasem, through the regulatory approval process, as well as the commercialization of avasopasem following regulatory approval, if received.

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

We have not yet demonstrated our ability to obtain regulatory approval for any of our product candidates, and there can be no assurance that the results from our Phase 3 ROMAN trial together with the randomized Phase 2b GT-201 trial of avasopasem will be sufficient for the FDA to approve the NDA for the reduction of SOM in patients with HNC that we submitted to the FDA in December 2022.

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

While our Phase 3 ROMAN trial did demonstrate a statistically significant difference for the active 90 mg dose compared to placebo for the primary endpoint and a key secondary endpoint, we do not know whether the FDA will find these results together with the results from the randomized Phase 2b GT-201 trial of avasopasem in patients with HNC sufficient to approve the NDA for avasopasem for the reduction of SOM in patients with HNC.

In December 2022, we submitted to the FDA the NDA for avasopasem for the reduction of SOM in patients with HNC. Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including:

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

Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements with our CROs governing their committed activities, and the ability to audit their performance, we have limited influence over their actual performance. We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected. For example, in October 2021, we announced topline data from the Phase 3 ROMAN trial of avasopasem in SOM and reported that the trial did not achieve statistical significance on the primary endpoint. Upon further analysis of the ROMAN data, an error by the CRO was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. We announced the correct topline results in December 2021.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

The United Kingdom, or UK, is no longer part of the EU, and since the end of the Brexit transition period on January 1, 2021, the EU regulatory regime no longer applies in Great Britain (England, Wales and Scotland). Under the terms of the Ireland/Northern Ireland Protocol, the provisions of the CTR generally apply to clinical trials taking place in Northern Ireland.

It is currently unclear to what extent the UK Government will seek to align the regulations in Great Britain with the EU CTR. The Great Britain regulatory framework in relation to clinical trials is still derived from the EU Clinical Trials Directive (as implemented into Great Britain law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, carried out an eight-week consultation on a set of proposals aimed at improving and strengthening the clinical trials regime across the UK. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is closely watched and will determine whether the UK chooses to align with the EU CTR or diverge from it to maintain regulatory flexibility. A decision by the UK Government not to closely align its regulations with the new EU approach may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a MA in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial sufficient to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

Obtaining regulatory approval of an NDA or a similar foreign application can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. The number of preclinical studies and clinical trials that will be required for FDA or a foreign regulatory authority's approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

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

Even if we receive FDA approval of an NDA or foreign marketing application for avasopasem or our other product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, notification to the FDA or foreign regulatory authorities or approval by the FDA or foreign regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

We have received Breakthrough Therapy Designation from the FDA for avasopasem for the reduction of SOM induced by radiotherapy. We may also seek Breakthrough Therapy Designation for any other product candidates that we may develop. A Breakthrough Therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the designation, or otherwise decide that the time period required for FDA review or approval will not be reduced. Similarly, our products may not qualify for similar programs in other jurisdictions, such as the PRIME scheme in the EU.

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

We have received Fast Track Designation from the FDA for avasopasem for the reduction of the severity and incidence of radiation and chemotherapy-induced OM, and we may seek Fast Track Designation for some or all of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and preclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for Fast Track Designation, for which sponsors must apply. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track Designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain approval.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions, such as the European Commission, or the competent authorities of the EU member states, must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Since the end of the Brexit transition period on January 1, 2021, however, Great Britain (England, Scotland and Wales) has operated under a separate regulatory regime to the EU. EU laws regarding medicinal products only apply in respect of the United Kingdom to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain. While the United Kingdom has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the United Kingdom will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances) but does not foresee wholesale mutual recognition of United Kingdom and EU pharmaceutical regulations. For example, it is not clear to what extent the United Kingdom will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the United Kingdom and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials.

Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into United Kingdom marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the United Kingdom, the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Further, the United Kingdom’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies, including the competent authorities of the EU member states, strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Physicians may nevertheless prescribe such drugs to their patients in a manner that is inconsistent with the approved label. For example, if we obtain approval for avasopasem for the reduction in the incidence of SOM in patients with locally advanced HNC receiving radiotherapy, we may pursue a strategy for avasopasem for the reduction of radiotherapy-induced esophagitis by presenting clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support use of avasopasem under these circumstances as a medically accepted indication in published drug compendia, notwithstanding the fact that we may not seek approval for avasopasem for radiotherapy-induced esophagitis by the FDA. Even if we are successful in obtaining Category 1 or Category 2A status from NCCN for avasopasem for the reduction of esophagitis, we will nevertheless be restricted from marketing and promoting the product for the reduction of esophagitis unless and until it is approved by the FDA for such indication.

If we are found to have promoted off-label uses, or if the government takes the position that our presenting clinical data related to off-label uses of avasopasem to NCCN or other drug compendia publishers to establish compendia-listed indications constitutes off-label promotion, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. The same applies in foreign jurisdictions, including the EU.

Risks Related to Our Dependence on Third Parties

We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have relied, and expect to continue to rely, on CROs for the conduct of preclinical studies and clinical trials of avasopasem, rucosopasem and/or any other product candidates that we may progress to clinical development. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. We have no control over the ability of our CROs to maintain adequate quality control, quality assurance and qualified personnel. For example, in October 2021, we announced topline data from the Phase 3 ROMAN trial of avasopasem in SOM and reported that the trial did not achieve statistical significance on the primary endpoint. Upon further analysis of the ROMAN data, an error by the CRO was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. We announced the correct topline results in December 2021. If our CROs and other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, their standard operating procedures and policies, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

If any of our product candidates, including avasopasem, receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The availability of coverage and adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates or procedures using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to set their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, and Congress has proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts paid for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The development and commercialization of new drugs and biologics is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or biologics that are pursuing the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on entirely different scientific approaches to our approach. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidates, including avasopasem and rucosopasem. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

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

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidates, including avasopasem and rucosopasem. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technology or in ceasing from doing business with us.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Other Risks Related to Our Business

The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our clinical trials, results of operations and financial condition.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. In April 2020, we delayed the initiation of the Phase 2a multi-center trial in Europe assessing the safety of avasopasem manganese in patients with HNC undergoing standard-of-care radiotherapy. The first patient was dosed in the trial in June 2020, and target enrollment was decreased to approximately 35 patients due to the delay. This trial was expected to contribute to the safety database for avasopasem in patients with HNC receiving radiotherapy. As a result of the delay in initiating the trial in Europe, the target enrollment for the ROMAN trial was increased to approximately 450 patients in order to ensure we are positioned to maintain the planned size of the safety database in a timely manner. We have since completed the enrollment in the Phase 2a trial in Europe and the ROMAN trial. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The extent to which the COVID-19 pandemic may further impact our business, including our preclinical studies and clinical trials, results of operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the pandemic, travel restrictions, quarantines, business closures or business disruptions, the effectiveness of vaccines and vaccine distribution efforts, the availability and effectiveness of COVID-19 testing, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Doing business internationally involves a number of risks, including but not limited to:

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
•
natural disasters, political and economic instability, including wars, such as the conflict between Russia and Ukraine, terrorism, political unrest, outbreak of disease, such as the novel coronavirus, and boycotts;
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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our information technology systems and those of our third-party CMOs, CROs, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we do not believe that we have experienced any significant system failure or accident, from time to time, we have been the target of cybersecurity breach attempts and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. We do not believe that these cybersecurity breaches have had a material impact on our operations, but future breaches may have such impact. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Federal, state and international laws and regulations could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA. HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe we are currently acting or regulated as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood of, and risks associated with data breach litigation. Further, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance and business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad, including our clinical trial programs outside the United States may also be subject to increased scrutiny or attention from data protection authorities. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change net operating losses, or NOLs, to offset future taxable income. Our existing NOLs may be subject to limitations arising from ownership changes that we might have undergone in the past. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize a material portion of the NOLs even if we attain profitability.

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

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Global Market if we cannot maintain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On June 8, 2022, we received written notice, or the Initial Notice, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we were no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. The Initial Notice had no immediate effect on the listing of our common stock, which continued to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until December 5, 2022, or the Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS had to close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. On December 6, 2022, we received a letter from Nasdaq indicating that we did not regain compliance with the MVLS Requirement by the Compliance Date and that, unless we request a hearing before a Nasdaq hearings panel, or Panel, to appeal Nasdaq’s delisting determination by December 13, 2022, trading of our common stock would be suspended on December 15, 2022, and our common stock would be delisted from The Nasdaq Global Market. On December 13, 2022, we requested a hearing before a Panel. On January 24, 2023, prior to the scheduled hearing date, we received a letter from Nasdaq notifying us that we had regained compliance with the MVLS Requirement, as our MVLS had closed at over $50,000,000 for 10 consecutive business days, and that the hearing had been cancelled.

There can be no assurance that we will be able to maintain compliance with Nasdaq Listing Rule 5450(b)(2)(A) or any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our directors, officers and principal stockholders own a significant percentage of our stock and, if they choose to act together, are able to exercise influence over matters submitted to stockholders for approval.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 38% of our outstanding common stock as of December 31, 2022. Accordingly, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

We have acquired and in-licensed, and may acquire or in-license, additional businesses or products, from other companies or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or license, we will achieve the expected synergies to justify the transaction.

New tax legislation may impact our results of operations and financial condition.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Act reduced the marginal U.S. corporate income tax rate from 35% to 21%, limited the deduction for net interest expense, shifted the United States toward a more territorial tax system, and imposed new taxes to combat erosion of the U.S. federal income tax base. The financial statements contained herein reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act, and, as a result, we made certain judgments and assumptions in the interpretation thereof. More recently, on August 16, 2022, the United States enacted the Inflation Reduction Act introducing, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. As we further analyze the impact of the Tax Act, the Inflation Reduction Act and any new tax

legislation and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our results of operations and financial condition.

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

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a price that you consider reasonable. The market price for our common stock may be influenced by many factors, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office was located at 2 W. Liberty Blvd, Suite 100, Malvern, Pennsylvania 19355, where we leased approximately 12,200 square feet of office space under a lease that terminated on February 28, 2023. In October 2022, we entered into a new lease agreement for approximately 6,900 square feet of office space at 45 Liberty Blvd, Suite 230, Malvern, Pennsylvania 19355, which will serve as our new principal office location. The lease commencement date is expected to occur in May 2023 and will terminate 7.4 years after the lease commencement date. We may add new facilities or space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	66	President, Chief Executive Officer and Director
Christopher Degnan	43	Chief Financial Officer
Mark Bachleda	48	Chief Commercial Officer
Robert A. Beardsley, Ph.D.	62	Chief Operating Officer
Eugene Kennedy, M.D., FACS	54	Chief Medical Officer
Jennifer Evans Stacey	58	Chief Legal & Compliance Officer and Secretary
Non-Employee Directors
Michael Powell, Ph.D.(3)	68	Chairman of the Board
Lawrence Alleva(1)(2)	73	Director
Emmett Cunningham, M.D., Ph.D., MPH	62	Director
Kevin Lokay(1)(2)(3)	66	Director
Linda West (1)(2)(3)	63	Director

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

Mark J. Bachleda, Pharm.D., MBA has served as our Chief Commercial Officer since October 2021. Prior to Galera, Dr. Bachleda served as Vice President & US Business Unit Head of the CAR T Cell Therapy Franchise at Bristol Myers Squibb (BMS) from November 2019 to September 2021, launching Breyanzi® (liso-cel), a CD19 CAR T in large B cell lymphoma, and Abecma® (ide-cel), the first BCMA CAR T in relapsed/refractory multiple myeloma. He held the same role at Celgene Corporation from August 2018 to November 2019 before its acquisition by BMS for $74 billion in 2019. He served as Vice President, Sales & Account Management at Juno Therapeutics from November 2017 to August 2018 before its $9 billion sale to Celgene in 2018. Previously, Dr. Bachleda worked at Amgen for 15 years in commercial operations roles of increasing responsibility up to Country President & General Manager of Amgen Czech Republic where he led an enterprise of 11 commercialized therapies including launches of Kyprolis®, Blincyto®, and Repatha®. Dr. Bachleda is a registered pharmacist and received his Doctor of Pharmacy degree (Pharm.D.) from the University of Illinois at Chicago. He completed a post-doctoral fellowship in Health Policy & Economics at Thomas Jefferson University and holds Master of Business Administration (MBA) degrees from both Columbia University and University of California at Berkeley.

Robert A. Beardsley, Ph.D., a co-founder of the Company, has served as our Chief Operating Officer since 2015, and previously served as our Executive Chair from 2012 to 2017. Prior to this, Dr. Beardsley was the Chief Executive Officer at Galera Therapeutics, LLC from 2010 to 2012, at Metabolic Solutions Development Corporation from 2009 until 2010, and at Kereos from 2003 until 2009, and the acting Chief Executive Officer at Metaphore Pharmaceuticals, Inc. in 2002. He has also served in various management roles at Confluence Life Sciences, bioStrategies Group, Vector Securities International, Enzyme Organics and Mobil Oil. Dr. Beardsley serves on the board of Euclises, a private company, and has served on a number of boards of directors of public and private companies including Epigenetx, KemPharm, Kereos, CollaGenex Pharmaceuticals, Bioseek, and Metaphore Pharmaceuticals. Dr. Beardsley received a B.S. in Chemical Engineering, a Ph.D. in Biochemical Engineering from the University of Iowa and an M.B.A. in Finance from the University of Chicago.

Eugene Kennedy , M.D., FACS has served as our Chief Medical Officer since September 2022. Dr. Kennedy is a renowned Johns Hopkins-trained surgical oncologist and former Chief of Pancreatic and Hepatobiliary Surgery at Thomas Jefferson University with over 15 years’ experience in clinical development and biopharma leadership. Before joining Galera, Dr. Kennedy served as Chief Medical Officer at Innovative Cellular Therapeutics from March 2021 to August 2021, where he was an integral part of developing the Phase 1 clinical protocol and filing a first-in-human IND for a solid tumor CAR T-cell therapy. From March 2020 until March 2021, he served as Chief Medical Officer at Lumos Pharma, where he was responsible for clinical development strategy and execution, as well as investor and patient outreach. Prior to joining Lumos, Dr. Kennedy served as Chief Medical Officer at NewLink Genetics from November 2017 to March 2020, where he oversaw clinical trials across multiple product candidates and indications, having held positions of increasing responsibility since 2013. From 2006 until joining NewLink Genetics, Dr. Kennedy served as Associate Professor of Surgery at Thomas Jefferson University and held leadership positions as Chief of the Section of Pancreatic and Hepatobiliary Surgery and Co-Director of the Jefferson Pancreas, Biliary, and Related Cancers Center. Prior to joining Jefferson, Dr. Kennedy practiced, taught, and held leadership roles at the Johns Hopkins Hospital and Louisiana State University. He has authored over 50 peer-reviewed publications. Dr. Kennedy received a bachelor’s degree from the University of Virginia and an M.D. from the Medical College of Virginia.

Jennifer Evans Stacey, Esq. has served as our Chief Legal & Compliance Officer and Secretary since October 2021. Prior to Galera, Ms. Stacey served as Vice President, General Counsel, Secretary and Government Relations at The Wistar Institute, an international biomedical research institute focused on cancer, vaccines and infectious disease from April 2016 to October 2021. Previously, she served as Senior Vice President, General Counsel, Human Resources and Secretary at Antares Pharma, Inc. from May 2014 to July 2015. Prior to that, Ms. Stacey served as Executive Vice President, General Counsel, Human Resources, and Secretary at Auxilium Pharmaceuticals, Inc., and as Senior Vice President, Corporate Communications, General Counsel and Secretary at Aventis Behring, LLC (now CSL Behring). She began her career in life sciences at Rhône-Poulenc Rorer (now Sanofi) including two years in their Paris office. Ms. Stacey currently serves on the board of directors of Context Therapeutics, Inc. Ms. Stacey graduated with an A.B. from Princeton University and earned her J.D. from the University of Pennsylvania Law School.

Non-Employee Directors

Michael Powell, Ph.D. has served as a member of our board of directors since November 2016 and as its Chair since July 2017, and also serves as Chair of our Nominating and Corporate Governance Committee. In August 2021, Dr. Powell joined Omega Funds as an Executive Partner. Previously, he was a General Partner at

Sofinnova Investments, a biopharmaceutical investment firm, from 1997 until June 2021. Dr. Powell was Group Leader of Drug Delivery at Genentech from 1990 until 1997, and Director of Product Development at Cytel from 1987 until 1990. Dr. Powell currently serves on the board of directors of Aerium Therapeutics, a private company. He served on the Washington University board of trustees in St. Louis and was an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a Ph.D. in Physical Chemistry from the University of Toronto and he completed post-doctoral studies in Bioorganic Chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in investing in pharmaceutical companies.

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

Emmett Cunningham, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Cunningham is an Operating Partner at Blackstone Life Sciences, a life sciences investment firm, having joined Blackstone as part of its acquisition of Clarus in December 2018. He joined Clarus in 2006 as a Principal. From February 2004 to December 2005, he was Senior Vice President, Medical Strategy at Eyetech Pharmaceuticals, Inc., a pharmaceutical company. From April 2002 to February 2004, Dr. Cunningham was Vice President of Clinical Research Development and Licensing. Dr. Cunningham is also Adjunct Clinical Professor of Ophthalmology at Stanford University School of Medicine and the co-founder and Chair of the Ophthalmology Innovation Summit. Dr. Cunningham currently serves on the boards of directors of SFJ Pharmaceuticals Group and Silktech Biopharmaceuticals, both private companies. He previously served on the boards of directors of Annexon Biosciences from December 2014 until February 2021, Graybug Vision from May 2016 to September 2020, and Lumos Pharma from January 2019 until February 2021, and as the Chair of the board of directors of Restoration Robotics from October 2017 to June 2018. Dr. Cunningham received a B.S. from Drexel University, a B.A., M.D. and M.P.H. from Johns Hopkins University and a Ph.D. in neuroscience from the University of California at San Diego. We believe Dr. Cunningham is qualified to serve on our board of directors due to his experience in research and investing in medical companies.

Kevin Lokay has served as a member of our board of directors since March 2019. Mr. Lokay is Head of Change Implementation, U.S. Oncology at AstraZeneca plc, a pharmaceutical company, a position he has held since April 2022. Prior to that, Mr. Lokay was the Head of the U.S. Immuno-oncology Franchise at AstraZeneca plc from November 2019 to April 2022 and the Head of the U.S. Lung Cancer Franchise at AstraZeneca plc from August 2018 until November 2019. Mr. Lokay served as an advisor to AbbVie Inc., a pharmaceutical company, from August 2017 until December 2017. Mr. Lokay was previously Vice President and Business Unit Head, Oncology at Boehringer Ingelheim, a pharmaceutical company, a position he held from December 2009 until December 2016. Prior to joining Boehringer Ingelheim, he was President and Chief Executive Officer of Cytogen Corporation from 2007 until 2008 and served in various positions at GlaxoSmithKline from 1997 until 2007 and at Merck & Co. from 1981 until 1997. Mr. Lokay received a B.A. in Economics from Lafayette College and a M.S. from Purdue University. We believe that Mr. Lokay is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry.

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

On March 4, 2023, there were 13 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2020, including a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (avasopasem, or GC4419) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. We are also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. SOM is a common, debilitating complication of radiotherapy in patients with HNC. In February 2018, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy. In February 2023, the FDA accepted and granted Priority Review designation to our New Drug Application, or NDA, for avasopasem for this indication. Our second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

Radiotherapy-induced SOM can lead to devastating complications for patients. A majority will suffer severe pain which is often managed with the use of opioids. Patients with SOM are at risk of dehydration and malnutrition as a result of the inability to eat or drink, and often require nutrition through an intravenous line or surgical placement of a feeding tube. Each year in the United States, approximately 67,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan. We estimate that approximately 65% of patients diagnosed with HNC will be treated with radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, which suggests a target patient population of approximately 43,500 patients in the United States alone for our lead indication. We believe that SOM in patients with HNC represents a total market opportunity of more than $1.5 billion in the United States based on branded supportive care price analogs. There are currently no FDA-approved drugs for SOM in these patients and we believe avasopasem, which to date is not approved for any indication, has the potential to become the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy.

In December 2021, we announced topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the ROMAN trial. The results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. We had previously announced topline results from the ROMAN trial in October 2021 that incorrectly stated the reduction on the primary endpoint was not statistically significant. Upon further analysis, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, further demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo.

In October 2022, we announced the presentation of the one-year tumor and renal function outcomes data from the ROMAN trial as well as topline results from a recently completed meta-analysis of the ROMAN and GT-201 (Phase 2b) SOM trial results at the 2022 American Society for Radiation Oncology, or ASTRO, Annual Meeting. After one-year follow-up, patients with HNC treated with avasopasem in combination with the standard-of-care regimen (intensity-modulated radiation therapy, or IMRT, plus cisplatin) demonstrated comparable tumor outcomes and overall survival to patients in the placebo arm, showing that avasopasem protected HNC patients from SOM without affecting the treatment benefit of standard-of-care chemoradiotherapy. In addition, after one year of follow-up, patients treated with avasopasem in combination with IMRT plus cisplatin had a 10% incidence of chronic kidney disease, or CKD, compared to 20% of patients in the placebo arm, which was a pre-defined exploratory endpoint evaluating renal function. CKD (eGFR <60) is a known toxicity risk with cisplatin, which can have significant long-term consequences. The prospective exploration of this potential benefit of avasopasem was driven by published preclinical data and a post hoc assessment of patients from the GT-201 trial presented at the 2020 American Society of Clinical Oncology, or ASCO, Annual Meeting. We believe these CKD data suggest another potential benefit of avasopasem for these patients beyond reducing SOM. In addition to the ROMAN long-term endpoints, a meta-analysis of the Company’s two randomized placebo-controlled trials (ROMAN and GT-201; n=551) was included in the ASTRO presentation; these results reinforced that across both trials avasopasem therapy resulted in clinically meaningful improvements in radiotherapy-induced SOM, including reductions in the incidence, number of days, severity, and delay in the onset of SOM compared to placebo.

In December 2022, we submitted an NDA to the FDA for avasopasem for the reduction of radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. The NDA is supported by the data from the two randomized, double-blinded, placebo-controlled trials (ROMAN and GT-201), as well as data from other clinical trials of avasopasem in the proposed indication. In February 2023, the FDA accepted the NDA for filing and granted priority review with a Prescription Drug User Fee Act, or PDUFA, target date of August 9, 2023. The FDA indicated in its acceptance of filing letter that it is not planning to hold an advisory committee meeting on the application.

In December 2021, we also announced topline results from a Phase 2a multi-center trial in Europe assessing the safety and efficacy of avasopasem in patients with HNC undergoing standard-of-care radiotherapy, which we refer to as the EUSOM trial. This trial was conducted in twelve centers across six countries in Europe and enrolled 38 patients, of which 33 completed full treatment. Avasopasem appeared to be generally well tolerated. The incidence of SOM was 54.5% and median number of days of SOM was 9 days in the EUSOM trial, in line with the ROMAN trial in which the incidence of SOM in the avasopasem arm was 54% and the median duration was 8 days. We plan to meet with the European Medicines Agency, or EMA, in 2023 to discuss the potential registration pathway in Europe for avasopasem for radiotherapy-induced SOM.

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

There are currently no FDA-approved drugs and no established guidelines for the treatment of radiotherapy-induced esophagitis. We intend to pursue a strategy for avasopasem, if approved for reduction in the incidence of SOM, that involves presenting the AESOP clinical data to entities like the National Comprehensive Cancer Network, or NCCN, to support the use of avasopasem to reduce esophagitis as a medically accepted indication in published drug compendia, notwithstanding that this indication may not be approved by the FDA.

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

In September 2021, in support of rucosopasem, we announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. The results included a minimum follow up of one year on all 42 patients enrolled in the trial and were consistent with the positive interim results reported with a minimum follow up of six months. In this proof-of-concept trial, relative improvements were observed in overall survival, progression-free survival, local tumor control and time to distant metastases. 46% of patients in the active arm were alive at last follow-up (11 out of 24) compared to 33% in the placebo arm (6 out of 18). As previously reported, 29% of patients in the active arm achieved a 30% or greater decrease in primary tumor size (partial response) compared to 11% of patients in the placebo arm. Avasopasem was well tolerated, with similar rates of early and late adverse events in the active and placebo arms.

We used our observations from the pilot LAPC trial of avasopasem to inform the design of our rucosopasem clinical trials in combination with SBRT. We have successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and initiated a Phase 1/2 trial in patients with non-small cell lung cancer, or NSCLC, in October 2020, which we refer to as the GRECO-1 trial, and in May 2021, initiated a Phase 2b trial in patients with LAPC, which we refer to as the GRECO-2 trial.

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. In June 2022, we reported interim results from the open-label Phase 1 stage of the trial with six months follow-up on all seven patients. Rucosopasem in combination with SBRT appeared to be well tolerated through the cutoff date of June 14, 2022. The most frequent adverse events were fatigue, cough, and nausea, which are common in patients with lung cancer receiving radiotherapy. Through six months, in-field partial responses were observed in three patients and stable disease was observed in three others based on RECIST criteria. These results included target tumor reductions in five patients of 61%, 58%, 33%, 29% and 27% and one patient with an 8% increase. Preservation of pulmonary lung function was also observed compared to our expectations based on review of historical literature evaluating pulmonary function in a similar patient population with SBRT alone. We expect to complete enrollment in the randomized, placebo-controlled Phase 2 stage of this trial in the second half of 2023.

The GRECO-2 trial is designed to assess rucosopasem in combination with SBRT in patients with LAPC, based on our observations from the pilot LAPC trial with avasopasem. The primary endpoint of this trial is overall survival. We expect to complete enrollment in the GRECO-2 trial in the second half of 2023.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures). On February 17, 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. We received net proceeds of approximately $27.7 million from this offering, after deducting placement agent fees and offering expenses.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $62.2 million and $80.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $31.6 million in cash, cash equivalents and short-term investments and an accumulated deficit of $378.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the net proceeds from our February 2023 registered direct offering, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. As a result there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Annual Report on Form 10-K. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Nasdaq Listing Notification

On June 8, 2022, we received written notice, or the Notice, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that we were no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. The Notice had no immediate effect on the listing of our common stock, which continued to trade on The Nasdaq Global Market under the symbol “GRTX.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until December 5, 2022, or the Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance, our MVLS had to close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. On December 6, 2022, we received a letter from Nasdaq indicating that we did not regain compliance with the MVLS Requirement by the Compliance Date and that, unless we request a hearing before a

Nasdaq hearings panel, or Panel, to appeal Nasdaq’s delisting determination by December 13, 2022, trading of our common stock would be suspended on December 15, 2022, and our common stock would be delisted from The Nasdaq Global Market. On December 13, 2022, we requested a hearing before a Panel. On January 24, 2023, prior to the scheduled hearing date, we received a letter from Nasdaq notifying us that we had regained compliance with the MVLS Requirement, as our MVLS had closed at over $50,000,000 for 10 consecutive business days, and that the hearing had been cancelled.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, delisting from Nasdaq could also make it more difficult for us to raise additional capital. See “Risk Factors—Our common stock may be delisted from The Nasdaq Global Market if we cannot maintain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part I, Item 1A of this Annual Report on Form 10-K.

Business Update Regarding COVID-19

The current COVID-19 pandemic may continue to affect our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and potential resurgence of the pandemic. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Avasopasem manganese (GC4419)	$9,086	$28,120
Rucosopasem manganese (GC4711)	9,590	6,332
Other research and development expense	3,294	7,905
Personnel related and share-based compensation expense	9,042	10,060
	$31,012	$52,417

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

Income Tax Benefit

In the year ended December 31, 2022, we recognized an income tax benefit for the revaluation of our deferred tax liability as a result of changes to the anticipated effective tax rate in certain state and local jurisdictions in which we have operations.

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2022, we had federal and state tax net operating loss carryforwards of $162.3 million and $184.4 million, respectively, which each begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.7 million which do not expire. As of December 31, 2022, we also had federal, state and foreign research and development tax credit carryforwards of $7.3 million. The federal and state research and development tax credit carryforwards will begin to expire in 2032 and 2036, respectively, unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$31,012	$52,417	$(21,405)
General and administrative	20,214	20,951	(737)
Loss from operations	(51,226)	(73,368)	22,142
Other income (expense):
Interest income	506	32	474
Interest expense	(11,571)	(7,194)	(4,377)
Foreign currency loss	(1)	(4)	3
Loss before income tax benefit	(62,292)	(80,534)	18,242
Income tax benefit	70	—	70
Net loss	$(62,222)	$(80,534)	$18,312

Research and Development Expense

Research and development expense decreased by $21.4 million from $52.4 million for the year ended December 31, 2021 to $31.0 million for the year ended December 31, 2022. The decrease was primarily attributable to a decrease of $19.0 million for avasopasem development costs, as the ROMAN, EUSOM, and AESOP trials completed enrollment in 2021, and decreased manufacturing expenses. Other research and development expenses decreased $4.6 million due to reduced costs for independent contractors and consultants, decreased costs for development of additional product candidates, and a reduction in facility and equipment related expenses. Personnel related and share-based compensation expenses decreased $1.0 million due to decreased headcount. Partially offsetting these decreases, rucosopasem development costs increased $3.3 million as enrollment increased in the GRECO-2 trial and we expanded the trial to Europe and Canada, partially offset by decreased manufacturing and preclinical expenses.

General and Administrative Expense

General and administrative expense decreased by $0.8 million from $21.0 million for the year ended December 31, 2021 to $20.2 million for the year ended December 31, 2022, principally due to the timing of spend for avasopasem commercial preparations.

Interest Income

Interest income increased by $0.5 million from $32,000 for the year ended December 31, 2021 to $0.5 million for the year ended December 31, 2022, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $11.6 million and $7.2 million in non-cash interest expense during the years ended December 31, 2022 and 2021, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. The increase is primarily attributable to interest on the $57.5 million in milestone payments received in June and July 2021, as well as an increase in the imputed interest rate.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through December 31, 2022, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $342.9 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2022, we sold an aggregate of 1,982,773 shares of our common stock under the Sales Agreement at a weighted average price per share of $2.00, generating aggregate net proceeds of $3.8 million after deducting fees, commissions and other expenses. As of December 31, 2022, there was $37.8 million of common stock remaining available for sale under the Sales Agreement.

As of December 31, 2022, we had $31.6 million in cash, cash equivalents and short-term investments and an accumulated deficit of $378.3 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

On February 17, 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. We received net proceeds of approximately $27.7 million from this offering, after deducting placement agent fees and offering expenses.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(43,426)	$(67,958)
Net cash provided by investing activities	23,994	5,238
Net cash provided by financing activities	3,889	66,707
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,543)	$3,987

Operating Activities

During the year ended December 31, 2022, we used $43.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $62.2 million, partially offset by non-cash charges of $18.8 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences, depreciation and amortization expense and deferred income tax. The primary use of cash was to fund our operations related to the development of our product candidates.

During the year ended December 31, 2021, we used $68.0 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $80.5 million and a $2.6 million net decrease in cash from changes in our operating assets and liabilities, partially offset by non-cash charges of $15.2 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation and amortization expense. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the year ended December 31, 2022, investing activities provided $24.0 million in cash proceeds from net sales of our short-term investments.

During the year ended December 31, 2021, investing activities provided $5.2 million of net cash, primarily attributable to $5.5 million in net proceeds from the purchases and sales of our short-term investments, partially offset by $0.3 million for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2022, financing activities provided $3.9 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

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

Funding Requirements

Our operating expenses increased substantially in 2021. While our operating expenses decreased in 2022, primarily due to a decrease in avasopasem development costs as the ROMAN, EUSOM, and AESOP trials completed enrollment in 2021, our expenses are expected to increase in 2023 in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, seek marketing approval for, and prepare for commercialization of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. Accordingly, we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the net proceeds from our February 2023, registered direct offering will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. As a result there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Annual Report on Form 10-K. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

Patheon Manufacturing Agreements

In August 2021, we entered into a Master Manufacturing Services Agreement with Patheon, or the Master Agreement. The Master Agreement governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the Master Agreement, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related product agreement. Each product agreement that we may enter into from time to time will be governed by the terms of the Master Agreement, unless expressly modified in such product agreement.

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

New Operating Lease

In October 2022, we entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date is expected to occur in May 2023. The lease expiration date will be 7.4 years after the lease commencement date. Total rental payments are approximately $1.6 million from the commencement date through the expiration date. We are also required to pay the increase in certain operating expenses over a base year, in accordance with the terms of the lease agreement.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania
March 8, 2023

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,266	$19,859
Short-term investments	27,331	51,358
Restricted cash	50	—
Refundable PDUFA fee	3,242	—
Prepaid expenses and other current assets	3,646	6,175
Total current assets	38,535	77,392
Property and equipment, net	438	527
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	43	296
Other assets	1,881	1,957
Total assets	$44,036	$83,311
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,581	$5,044
Accrued expenses	9,754	7,633
Lease liabilities	44	258
Total current liabilities	13,379	12,935
Royalty purchase liability	139,635	128,063
Lease liabilities, net of current portion	—	44
Deferred tax liability	203	273
Total liabilities	153,217	141,315
Commitments (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 28,510,066 and 26,458,767 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	28	26
Additional paid-in capital	269,137	258,086
Accumulated other comprehensive loss	(22)	(14)
Accumulated deficit	(378,324)	(316,102)
Total stockholders’ deficit	(109,181)	(58,004)
Total liabilities and stockholders’ deficit	$44,036	$83,311

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2022	2021
Operating expenses:
Research and development	$31,012	$52,417
General and administrative	20,214	20,951
Loss from operations	(51,226)	(73,368)
Other income (expenses):
Interest income	506	32
Interest expense	(11,571)	(7,194)
Foreign currency loss	(1)	(4)
Loss before income tax benefit	(62,292)	(80,534)
Income tax benefit	70	—
Net loss	(62,222)	(80,534)
Net loss per share of common stock, basic and diluted	$(2.30)	$(3.12)
Weighted-average shares of common stock outstanding, basic and diluted	27,086,664	25,789,458

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2022	2021
Net loss	$(62,222)	$(80,534)
Unrealized loss on short-term investments	(8)	(26)
Comprehensive loss	$(62,230)	$(80,560)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	24,976,142	$25	$241,649	$12	$(235,568)	$6,118
Share-based compensation expense	—	—	7,231	—	—	7,231
Exercise of stock options	591,257	—	1,266	—	—	1,266
Sale of shares under Open Market Sale Agreement, net	891,368	1	7,940	—	—	7,941
Unrealized loss on short-term investments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(80,534)	(80,534)
Balance at December 31, 2021	26,458,767	26	258,086	(14)	(316,102)	(58,004)
Share-based compensation expense	—	—	7,164	—	—	7,164
Exercise of stock options	68,526	—	81	—	—	81
Sale of shares under Open Market Sale Agreement, net	1,982,773	2	3,806	—	—	3,808
Unrealized loss on short-term investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(62,222)	(62,222)
Balance at December 31, 2022	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2022	2021
Operating activities:
Net loss	$(62,222)	$(80,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	778
Noncash interest expense	11,571	7,194
Share-based compensation expense	7,164	7,231
Deferred tax liability	(70)	—
Changes in operating assets and liabilities:
Refundable PDUFA fee	(3,242)	—
Prepaid expenses and other current assets	2,529	(1,022)
Other assets	330	(246)
Accounts payable	(1,463)	(101)
Accrued expenses	2,121	(951)
Other liabilities	(258)	(307)
Cash used in operating activities	(43,426)	(67,958)
Investing activities:
Purchases of short-term investments	(59,891)	(71,979)
Proceeds from sales of short-term investments	83,910	77,500
Purchase of property and equipment	(25)	(283)
Cash provided by investing activities	23,994	5,238
Financing activities:
Proceeds from royalty purchase agreement	—	57,500
Proceeds from the sale of common stock, net of issuance costs	3,808	7,941
Proceeds from exercise of stock options	81	1,266
Cash provided by financing activities	3,889	66,707
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,543)	3,987
Cash, cash equivalents and restricted cash at beginning of year	19,859	15,872
Cash, cash equivalents and restricted cash at end of year	$4,316	$19,859
Supplemental schedule of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses	$—	$9

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Galera's technology consists of selective small molecule dismutase mimetics that are in late-stage development in patients with cancer. Avasopasem manganese (avasopasem, or GC4419) is in development for radiotherapy-induced toxicities, including severe oral mucositis (SOM) in patients with locally advanced head and neck cancer (HNC) and esophagitis in patients with lung cancer. The Company is also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. In February 2018, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy Designation to avasopasem for the reduction of SOM induced by radiotherapy. In February 2023, the FDA accepted and granted Priority Review designation to the Company's New Drug Application (NDA) for avasopasem for this indication. Galera’s second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC).

In December 2021, the Company announced corrected topline efficacy results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC. The results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. The Company had previously announced topline results from the ROMAN trial in October 2021 that incorrectly stated the reduction on the primary endpoint was not statistically significant. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. The ROMAN trial is the Company’s second randomized trial conducted in patients with HNC to achieve statistical significance and demonstrate improved clinical benefit in reducing SOM. In December 2022, the Company submitted an NDA to the FDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. The NDA is supported by the data from the two randomized, double-blinded, placebo-controlled trials (ROMAN and Phase 2b GT-201), as well as data from other clinical trials of avasopasem in the proposed indication. In February 2023, the FDA accepted the NDA and granted priority review with a Prescription Drug User Fee Act (PDUFA) target date of August 9, 2023. The FDA indicated in its acceptance of filing letter that it is not planning to hold an advisory committee meeting on the application.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $378.3 million as of December 31, 2022. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the net proceeds from its February 2023 registered direct offering, will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date these consolidated financial statements were issued, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the year ended December 31, 2022, the Company sold approximately 2.0 million shares of common stock and received net proceeds of $3.8 million pursuant to the Sales Agreement. As of December 31, 2022, there remained $37.8 million available under the Sales Agreement.

On February 17, 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. The Company received net proceeds of approximately $27.7 million from this offering, after deducting placement agent fees and offering expenses.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2022 and 2021 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations.

Restricted cash

Restricted cash represents collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of December 31, 2022. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

Refundable PDUFA fee

In December 2022, the Company paid a $3.2 million PDUFA fee to the FDA in conjunction with the filing of its NDA for avasopasem. The Company requested and has been granted a small business waiver of this PDUFA fee from the FDA, and the amount has been recorded as a Refundable PDUFA fee on the Company’s consolidated balance sheet, as a refund is expected in 2023.

Short-term investments

Short-term investments consist of debt securities with a maturity of greater than three months when acquired. The Company classifies its short-term investments at the time of purchase as available-for-sale securities, which are net of unrealized losses of $8,000 and $26,000 during the years ended December 31, 2022 and 2021, respectively. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit), until realized.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2022, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the years ended December 31, 2022 and 2021, the Company determined that there was no impairment to goodwill or IPR&D.

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

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (short-term leases). For short-term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no short-term leases as of December 31, 2022 and 2021.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2020, the Company was awarded a Small Business Innovation Research grant from the National Cancer Institute of the National Institutes of Health, which will partially fund its Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (the Grant). Costs entitled to reimbursement under the Grant are accounted for as a reduction to research and development expenses. During the year ended December 31, 2021, the Company recorded a reduction to research and development expense of $0.4 million for expenses for which it has been reimbursed under the Grant. The Company has fully utilized the $1.1 million of available funding under the Grant and did not receive any reimbursement during the year ended December 31, 2022.

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

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. During the year ended December 31, 2022 and 2021, the Company provided matching contributions of $0.3 million and $0.3 million, respectively.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2022	2021
Stock options	5,783,185	4,970,975
Common stock warrants	550,661	550,661
	6,333,846	5,521,636

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$3,467	$—	$—

Short-term investments
U.S. government agency securities	$—	$8,172	$—
U.S. Treasury obligations	19,159	—	—
Total short-term investments	$19,159	$8,172	$—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$12,346	$—	$—

Short-term investments
U.S. government agency securities	$—	$5,413	$—
U.S. Treasury obligations	45,945	—	—
Total short-term investments	$45,945	$5,413	$—

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no changes in valuation techniques during the years ended December 31, 2022 and 2021. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4. Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$1,398	$1,379
Computer hardware and software	292	292
Leasehold improvements	270	264
Furniture and fixtures	179	179
Property and equipment, gross	2,139	2,114
Less: Accumulated depreciation and amortization	(1,701)	(1,587)
Property and equipment, net	$438	$527

Depreciation and amortization expense was $0.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

5. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,	December 31,
	2022	2021
Compensation and related benefits	$2,655	$2,038
Research and development expenses	6,764	5,360
Professional fees and other expenses	335	235
	$9,754	$7,633

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021, the Company completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche ($37.5 million) under the Amendment, which was received in July 2021.

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of December 31, 2022 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. As a result of the NDA submission and market research conducted in 2022 to estimate the potential opportunity for avasopasem for radiation-induced SOM among key stakeholders, the Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability. The Company recognized $11.6 million and $7.2 million in noncash interest expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the effective interest rate was 9.6%.

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

The warrants are equity-classified and were valued at $4.7 million at the time of issuance using the Black-Scholes option pricing model. The warrants were recorded as a discount to the royalty purchase liability. The Company amortizes the debt discount to interest expense over the estimated term of the royalty purchase liability utilizing the effective-interest method.

7. Leases

The Company had a non-cancelable operating lease for office and laboratory space in Malvern, Pennsylvania which ended in February 2023. The discount rate used to account for the Company’s operating lease is the Company’s estimated incremental borrowing rate of 5.3%.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Operating Leases
Right-of-use lease assets	$43	$296

Lease liabilities, current	44	258
Lease liabilities, net of current portion	—	44
Total operating lease liabilities	$44	$302

The components of lease expense were as follows:

	Year ended December 31,
	2022	2021
Operating lease costs
Operating lease rental expense	$259	$303
Interest on lease liabilities	8	22
Total operating lease expense	$267	$325

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$266	$325
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	70

Our operating lease liabilities as of December 31, 2022 will mature, as follows (amounts in thousands):

2023	44
Total	44
Less: imputed interest	0
$44

Additionally, in October 2022 the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date is expected to occur in May 2023. The lease expiration date will be 7.4 years after the lease commencement date. Total rental payments are approximately $1.6 million from the commencement date through the expiration date. The Company is also required to pay the increase in certain operating expenses over a base year, in accordance with the terms of the lease agreement.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders' Equity (Deficit)

Equity offerings

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the year ended December 31, 2022, 1,982,773 shares were sold under the Sales Agreement at a weighted average price per share of $2.00. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $3.8 million for the year ended December 31, 2022. As of December 31, 2022, there was $37.8 million of available capacity under the Sales Agreement.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2022, there were 1,429,544 shares available for future issuance under the 2019 Plan, including 1,058,350 shares added pursuant to this provision effective January 1, 2022. Pursuant to this provision, the Company added an additional 1,140,402 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2023. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of December 31, 2022, there were 1,006,084 shares available for issuance under the ESPP, including 264,587 shares added pursuant to this provision effective January 1, 2022. Pursuant to this provision, the Company added an additional 285,100 shares to the total shares available for issuance under the ESPP effective January 1, 2023.

In November 2012, the Company adopted the Equity Incentive Plan (the Prior Plan). The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2022 was 1,888,574. No shares

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remain available for issuance under the Prior Plan and no further grants will be made under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it.

The Company's stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

Share-based compensation expense was as follows for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$2,596	$2,919
General and administrative	4,568	4,312
	$7,164	$7,231

The following table summarizes the activity related to stock option grants for the year ended December 31, 2022:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2022	4,970,975	$8.45	7.1
Granted	1,608,646	2.05
Exercised	(68,526)	1.20
Forfeited	(727,910)	7.63
Outstanding at December 31, 2022	5,783,185	$6.86	6.8
Vested and exercisable at December 31, 2022	3,593,449	$7.41	5.7
Vested and expected to vest at December 31, 2022	5,783,185	$6.86	6.8

As of December 31, 2022, the unrecognized compensation cost was $9.5 million and will be recognized over an estimated weighted-average remaining amortization period of 2.1 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2022 was $83,000 and $34,000, respectively. Options granted during the years ended December 31, 2022 and 2021 had weighted-average grant-date fair values of $1.57 and $7.73 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the years ended December 31, 2022 and 2021 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2022	2021
Expected term (in years)	6.2	6.2
Expected stock price volatility	92.7%	89.5%
Risk-free interest rate	2.07%	0.79%
Expected dividend yield	0%	0%

10. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2022	2021
Domestic	$(62,281)	$(80,587)
Foreign	(11)	53
	$(62,292)	$(80,534)

The Company’s tax benefit for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

Year ended December 31,
	2022	2021
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	—
State	(70)	—
Foreign	—	—
	(70)	—
Total income tax benefit	$(70)	$—

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	3.1	1.5
Net operating loss carryforwards	0.1	—
Change in tax rate	(9.6)	—
Sale of royalty interest	(3.9)	(16.9)
Research and development	(0.8)	0.4
Change in valuation allowance	(9.1)	(5.6)
Share-based compensation	(0.6)	(0.3)
Other	(0.1)	(0.1)
Total provision	0.1%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$41,697	$43,111
Share-based compensation	3,731	2,874
Research and development credits	7,287	7,827
Capitalized research and development expenses	6,354	—
Accrued expenses and other	82	77
Gross deferred tax assets	59,151	53,889
Valuation allowance	(58,424)	(52,787)
Net deferred tax asset	727	1,102
Deferred tax liabilities
Accrued expenses and other	(348)	(722)
Acquired in-process research and development	(582)	(653)
Net deferred tax liabilities	$(203)	$(273)

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. The Company’s acquired IPR&D intangible asset can be utilized as a source of income arising from the future reversal of temporary difference that can be offset against post 2017 indefinite-lived net operating losses (NOLs). Therefore, the Company is permitted to offset the indefinite-lived deferred tax liability up to the 80 percent limitation for NOLs generated subsequent to January 1, 2018.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, depending on where the research is conducted. The Company has $28.3 million of research and development costs being capitalized in 2022. However, given the Company has a valuation allowance against its deferred tax assets, including the capitalized research and development costs, the enacted provision does not have a material impact on the consolidated financial statements.

The valuation allowance increased by $5.6 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2022 and 2021, respectively (in thousands):

	December 31,
	2022	2021
Combined NOL Carryforwards:
Federal	$162,335	$145,265
State	184,382	167,252
Foreign	1,716	1,516

The NOL carryforwards begin expiring in 2032 for both federal and state income tax purposes. As of December 31, 2022, the Company also has federal, state and foreign research and development tax credit carryforwards of $7.3 million that will begin to expire in 2032, unless previously utilized.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change tax credits as well as its NOLs to offset future taxable income. During 2021, the Company conducted a Section 382 study and determined that approximately $63.7 million in NOLs and $2.7 million in research and development tax credits were limited by Section 382 as of December 31, 2021. As a result of the Section 382 analysis, approximately $1.4 million of research and development tax credits are scheduled to expire unused due to the annual Section 382 limitation and therefore were written off in 2021.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2019 through 2021 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

11. Related Party Transactions

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during each of the years ended December 31, 2022 and 2021 were $0.2 million.

12. Subsequent Events

In February 2023, the FDA accepted for filing and granted priority review to the NDA for avasopasem for radiotherapy-induced SOM in patients with HNC, with a PDUFA target date of August 9, 2023. This may have an impact on the amounts the Company records for interest on the royalty purchase liability, and such impact may be material.

On February 17, 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. The Company received net proceeds of approximately $27.7 million from this offering, after deducting placement agent fees and offering expenses.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (4)
Equity compensation plans approved by security holders (1)	5,783,185(2)	$6.86(3)	2,435,628
Equity compensation plans not approved by security holders	—	—	—
Total	5,783,185	$6.86	2,435,628

(1)
Consists of the Galera Therapeutics, Inc. Equity Incentive Plan, as amended (the “Prior Plan”), the 2019 Incentive Award Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “2019 ESPP”).
(2)
Consists of 1,888,574 outstanding options to purchase stock under the Prior Plan and 3,894,611 outstanding options to purchase stock under the 2019 Plan.

(3)
As of December 31, 2022, the weighted-average exercise price of outstanding options under the Prior Plan was $4.59 and the weighted-average exercise price of outstanding options under the 2019 Plan was $7.96.
(4)
Includes 1,429,544 shares available for future issuance under the 2019 Plan and 1,006,084 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options). The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Other

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	09/25/2020
4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019
4.2	Description of Securities	10-K	001-39114	4.2	03/11/2021
4.3	Second Amended and Restated Investors’ Rights Agreement, dated as of August 30, 2018, by and among Galera Therapeutics, Inc. and the investors party thereto, as amended	S-1/A	333-234184	4.2	10/28/2019
4.4	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrantholders	10-Q	001-39114	4.1	08/10/2020
4.5	Form of Warrant to Purchase Common Stock, dated February 17, 2023, issued by Galera Therapeutics, Inc.	8-K	001-39114	4.1	02/16/2023
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019
10.5#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey	10-Q	001-39114	10.2	11/10/2021
10.6#	October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendments to Employment Agreement, dated January 31, 2022 and September 19, 2022, by and between Galera Therapeutics, Inc. and Mark Bachleda	10-Q	001-39114	10.1	11/09/2022
10.7#	Employment Agreement, dated July 25, 2022, by and between Galera Therapeutics, Inc. and Eugene Kennedy, M.D.	10-Q	001-39114	10.2	11/09/2022
10.8#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.8	10/28/2019
10.9.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.8	10/28/2019
10.9.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019
10.9.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019

10.9.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019
10.10#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019
10.11#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1	333-234184	10.8	10/11/2019
10.12#	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended May 5, 2022	10-Q	001-39114	10.1	08/09/2022
10.13.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019
10.13.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.1	08/10/2020
10.14†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.2	08/10/2020
10.15†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021	8-K	001-39114	10.0	08/18/2021
10.16	Placement Agency Agreement dated February 15, 2023, by and between Galera Therapeutics, Inc. and Piper Sandler & Co.	8-K	001-39114	10.1	02/16/2023
10.17	Securities Purchase Agreement dated February 15, 2023 by and among Galera Therapeutics, Inc. and the purchasers named therein	8-K	001-39114	10.2	02/16/2023
21.1	Subsidiaries of Galera Therapeutics, Inc.	S-1	333-234184	21.1	10/11/2019
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 8, 2023	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 8, 2023	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Director	March 8, 2023
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Christopher Degnan	Chief Financial Officer	March 8, 2023
Christopher Degnan	(principal financial and accounting officer)

/s/ Mike Powell, Ph.D.	Chairman of the Board of Directors	March 8, 2023
Michael Powell, Ph.D.

/s/ Lawrence Alleva	Director	March 8, 2023
Lawrence Alleva

/s/ Emmett Cunningham, M.D., Ph.D., MPH	Director	March 8, 2023
Emmett Cunningham, M.D., Ph.D., MPH

/s/ Linda West	Director	March 8, 2023
Linda West

/s/ Kevin Lokay	Director	March 8, 2023
Kevin Lokay