Form 10-Q
period 2023-03-31
Galera Therapeutics, Inc.
filed 2023-05-11
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-39114

Galera Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1454898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 Liberty Blvd, Suite 230 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2023, the registrant had 42,906,833 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of and our plans regarding our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, expected coverage and reimbursement for avasopasem and our other product candidates, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business, and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; substantial doubt regarding our ability to continue as a going concern; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees and manage growth; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; the impact of the COVID-19 pandemic and general economic conditions on our business and operations, including clinical trials; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,687	$4,266
Short-term investments	22,064	27,331
Restricted cash	50	50
Refundable PDUFA fee	3,242	3,242
Prepaid expenses and other current assets	3,200	3,646
Total current assets	54,243	38,535
Property and equipment, net	418	438
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	—	43
Other assets	1,914	1,881
Total assets	$59,714	$44,036
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,937	$3,581
Accrued expenses	7,329	9,754
Lease liabilities	—	44
Total current liabilities	13,266	13,379
Royalty purchase liability	143,858	139,635
Deferred tax liability	203	203
Total liabilities	157,327	153,217
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 42,906,833 and 28,510,066 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	43	28
Additional paid-in capital	298,362	269,137
Accumulated other comprehensive gain (loss)	16	(22)
Accumulated deficit	(396,034)	(378,324)
Total stockholders’ deficit	(97,613)	(109,181)
Total liabilities and stockholders’ deficit	$59,714	$44,036

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,272	$8,107
General and administrative	6,609	5,047
Loss from operations	(13,881)	(13,154)
Other income (expenses):
Interest income	395	14
Interest expense	(4,223)	(2,303)
Foreign currency loss	(1)	—
Net loss	(17,710)	(15,443)
Net loss per share of common stock, basic and diluted	$(0.50)	$(0.58)
Weighted-average shares of common stock outstanding, basic and diluted	35,196,134	26,749,379

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(17,710)	$(15,443)
Unrealized gain (loss) on short-term investments	38	(47)
Comprehensive loss	$(17,672)	$(15,490)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)
Balance at March 31, 2023	42,906,833	$43	$298,362	$16	$(396,034)	$(97,613)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	$27	$261,108	$(61)	$(331,545)	$(70,471)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(17,710)	$(15,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	31
Noncash interest expense	4,223	2,303
Share-based compensation expense	1,458	1,848
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	446	1,846
Other assets	10	78
Accounts payable	2,356	(913)
Accrued expenses	(2,425)	(1,067)
Other liabilities	(44)	(68)
Cash used in operating activities	(11,666)	(11,385)
Investing activities:
Purchases of short-term investments	(12,445)	(15,651)
Proceeds from sales of short-term investments	17,750	25,660
Purchase of property and equipment	—	(13)
Cash provided by investing activities	5,305	9,996
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	27,598	1,117
Proceeds from exercise of stock options	184	58
Cash provided by financing activities	27,782	1,175
Net increase (decrease) in cash, cash equivalents and restricted cash	21,421	(214)
Cash, cash equivalents and restricted cash at beginning of period	4,316	19,859
Cash, cash equivalents and restricted cash at end of period	$25,737	$19,645

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Galera's technology consists of selective small molecule dismutase mimetics that are in late-stage development in patients with cancer. Avasopasem manganese (avasopasem, or GC4419) is in development for radiotherapy-induced toxicities, including severe oral mucositis (SOM) in patients with locally advanced head and neck cancer (HNC) and esophagitis in patients with lung cancer. The Company is also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. In February 2023, the FDA accepted and granted Priority Review designation to the Company's New Drug Application (NDA) for avasopasem for this indication. Galera’s second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC).

In December 2021, the Company announced topline efficacy results from a Phase 3 trial (referred to as the ROMAN trial) evaluating avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC. The results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. The Company had previously announced topline results from the ROMAN trial in October 2021 that incorrectly stated the reduction on the primary endpoint was not statistically significant. Upon further analysis, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, further demonstrated the potential clinical utility of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo.

The ROMAN trial is the Company’s second randomized, placebo-controlled trial conducted in patients with HNC to achieve statistical significance and demonstrate clinical benefit in reducing SOM. In December 2022, the Company submitted an NDA to the FDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. The NDA is supported by the data from the two randomized, double-blinded, placebo-controlled trials (ROMAN and Phase 2b GT-201), as well as data from other clinical trials of avasopasem in the proposed indication. In February 2023, the FDA accepted the NDA and granted priority review with a Prescription Drug User Fee Act (PDUFA) target date of August 9, 2023. The FDA indicated in its acceptance of filing letter that it is not planning to hold an advisory committee meeting on the application.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $396.0 million as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. No securities were issued pursuant to the Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, there remained $37.8 million available under the Sales Agreement.

On February 17, 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. The Company received net proceeds of $27.6 million from this offering, after deducting placement agent fees and offering expenses.

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2023 have not materially changed, except as set forth below.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, and statements of changes in stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K and filed with the SEC on March 8, 2023.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

estimates include share-based compensation assumptions, royalty purchase liability assumptions and accrued research and development expenses.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of March 31, 2023 and December 31, 2022 consisted of bank deposits, U.S. Treasury obligations, U.S. government agency securities, and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

Restricted cash

Restricted cash represents collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of March 31, 2023. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2023	2022
Stock options	7,269,032	5,976,403
Common stock warrants	14,870,661	550,661
	22,139,693	6,527,064

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted. The Company adopted this ASU on January 1, 2023. There is no impact to the Company's consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds and U.S. Treasury obligations	$14,880	$—	$—
U.S. government agency securities	—	9,732	—
Total cash equivalents	$14,880	$9,732	$—

Short-term investments
U.S. government agency securities	$—	$17,337	$—
U.S. Treasury obligations	4,727	—	—
Total short-term investments	$4,727	$17,337	$—

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$3,467	$—	$—

Short-term investments
U.S. government agency securities	$—	$8,172	$—
U.S. Treasury obligations	19,159	—	—
Total short-term investments	$19,159	$8,172	$—

There were no changes in valuation techniques during the three months ended March 31, 2023. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$1,398	$1,398
Computer hardware and software	292	292
Leasehold improvements	—	270
Furniture and fixtures	179	179
Property and equipment, gross	1,869	2,139
Less: Accumulated depreciation and amortization	(1,451)	(1,701)
Property and equipment, net	$418	$438

Depreciation and amortization expense was $20,000 and $31,000 for the three months ended March 31, 2023 and 2022, respectively.

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2023	2022
Compensation and related benefits	$818	$2,655
Research and development expenses	6,024	6,764
Professional fees and other expenses	487	335
	$7,329	$9,754

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of March 31, 2023 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the FDA acceptance of the Company's NDA in February 2023 with Priority Review designation. The Company recognized $4.2 million and $2.3 million in noncash interest expense during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the effective interest rate was 12.3%.

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

7.
Leases

The Company had a non-cancelable operating lease for office space in Malvern, Pennsylvania which ended in February 2023. The discount rate used to account for the Company’s operating lease was the Company’s estimated incremental borrowing rate of 5.3%.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Operating Leases
Right-of-use lease assets	$-	$43

Lease liabilities, current	—	44
Lease liabilities, net of current portion	—	0
Total operating lease liabilities	$-	$44

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended March 31,
	2023	2022
Operating lease costs
Operating lease rental expense	$48	$68
Interest on lease liabilities	—	3
Total operating lease expense	$48	$71

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$44	$71
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	—

Additionally, in October 2022 the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date was May 1, 2023, and the lease term is 7.4 years. Total rental payments are approximately $1.6 million from the commencement date through the expiration date. The Company is also required to pay the increase in certain operating expenses over a base year, in accordance with the terms of the lease agreement.

8.
Equity

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance.

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. No securities were issued pursuant to the Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, there was $37.8 million of available capacity under the Sales Agreement.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2023 was 1,714,906.

2019 Incentive Award Plan

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of March 31, 2023, there were 1,007,332 shares available for future issuance under the 2019 Plan, including 1,140,402 shares added pursuant to this provision effective January 1, 2023. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of March 31, 2023, there were 1,291,184 shares available for issuance under the ESPP, including 285,100 shares added pursuant to this provision effective January 1, 2023.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$452	$661
General and administrative	1,006	1,187
	$1,458	$1,848

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2023:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2023	5,783,185	$6.86	6.8
Granted	1,784,700	1.78
Exercised	(76,767)	2.39
Forfeited	(222,086)	8.14
Outstanding at March 31, 2023	7,269,032	$5.62	7.6
Vested and exercisable at March 31, 2023	3,588,547	$7.42	6.1
Vested and expected to vest at March 31, 2023	7,269,032	$5.62	7.6

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of March 31, 2023, the unrecognized compensation cost was $10.6 million and will be recognized over an estimated weighted-average amortization period of 2.4 years. The aggregate intrinsic value of options outstanding and of options exercisable as of March 31, 2023 were $2.3 million and $0.3 million, respectively. Options granted during the three months ended March 31, 2023 and 2022 had weighted-average grant-date fair values of $1.41 and $1.71 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the three months ended March 31, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2023 and 2022 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three months ended March 31,
	2023	2022
Expected term (in years)	6.2	6.3
Expected stock price volatility	94.9%	92.4%
Risk-free interest rate	4.13%	1.74%
Expected dividend yield	0%	0%

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2023 and 2022 were $70,000 and $33,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023, or the 2022 Form 10-K, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (avasopasem, or GC4419) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. We are also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. SOM is a common, debilitating complication of radiotherapy in patients with HNC. The U.S. Food and Drug Administration, or FDA, has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. In February 2023, the FDA accepted and granted Priority Review designation to our New Drug Application, or NDA, for avasopasem for this indication. Our second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC.

Radiotherapy-induced SOM can lead to devastating complications for patients. A majority will suffer severe pain which is often managed with the use of opioids. Patients with SOM are at risk of dehydration and malnutrition as a result of the inability to eat or drink, and often require nutrition through an intravenous line or surgical placement of a feeding tube. Each year in the United States approximately 67,000 patients are diagnosed with HNC, according to the American Cancer Society. In the five largest European markets, approximately 68,000 patients are diagnosed annually with HNC, and an additional 23,000 in Japan. We estimate that approximately 65% of patients diagnosed with HNC will be treated with radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM, which suggests a target patient population of approximately 43,500 patients in the United States alone for our lead indication. We believe that SOM in patients with HNC represents a total market opportunity of more than $1.5 billion in the United States based on branded supportive care price analogs. There are currently no FDA-approved drugs for SOM in these patients and we believe avasopasem, which to date is not approved for any indication, has the potential to become the standard of care for the reduction of SOM in patients with HNC receiving radiotherapy.

In December 2021, we announced topline efficacy results from a Phase 3 trial of avasopasem for the reduction of radiotherapy-induced SOM in patients with locally advanced HNC, which we refer to as the Reduction in Oral Mucositis with Avasopasem Manganese, or ROMAN, trial. The results demonstrated efficacy across multiple SOM endpoints with a statistically significant reduction on the primary endpoint of reduction in the incidence of SOM and a statistically significant reduction on the secondary endpoint of number of days of SOM, with a median of 18 days in the placebo arm versus 8 days in the avasopasem arm. We had previously announced topline results from the ROMAN trial in October 2021 that incorrectly stated the reduction on the primary endpoint was not statistically significant. Upon further analysis, an error by the contract research organization was identified in the statistical program. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, further demonstrated the potential clinical utility of avasopasem in reducing the burden of SOM. Avasopasem appeared to be generally well tolerated compared to placebo.

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

The GRECO-1 trial is supported in part by a Small Business Innovation Research grant from the National Cancer Institute, or NCI, of the National Institutes of Health, or NIH, for the investigation of our dismutase mimetics in combination with SBRT for the treatment of lung cancer. We intend for this trial to assess the anti-cancer efficacy and safety of rucosopasem in combination with SBRT. In June 2022, we reported interim results from the open-label Phase 1 stage of the trial with six months follow-up on all seven patients. Rucosopasem in combination with SBRT appeared to be well tolerated through the cutoff date of June 14, 2022. The most frequent adverse events were fatigue, cough, and nausea, which are common in patients with lung cancer receiving radiotherapy. Through six months, in-field partial responses were observed in three patients and stable disease was observed in three others based on RECIST criteria. These results included target tumor reductions in five patients of 61%, 58%, 33%, 29% and 27% and one patient with an 8% increase. Preservation of pulmonary lung function was also observed compared to our expectations based on review of historical literature evaluating pulmonary function in a similar patient population with SBRT alone. We expect to complete enrollment in the randomized, placebo-controlled Phase 2 stage of this trial in the second half of 2023, and topline data readout is expected in the second half of 2024.

The GRECO-2 trial is designed to assess rucosopasem in combination with SBRT in patients with LAPC, based on our observations from the pilot LAPC trial with avasopasem. The primary endpoint of this trial is overall survival. The trial is enrolling well. As a result, we plan to expand the target enrollment from 160 to 220 patients in order to accrue the necessary events (number of deaths) for data analysis sooner. We now expect to complete enrollment in the GRECO-2 trial in the first half of 2024, and topline data readout is expected by the end of 2024.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and proceeds received under the Amended and Restated Purchase and Sale Agreement, which we refer to as the Royalty Agreement, with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P., or collectively, Blackstone or Blackstone Life Sciences (formerly known as Clarus Ventures). On February 17, 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. We received net proceeds of $27.6 million from this offering, after deducting placement agent fees and offering expenses.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net loss was $62.2 million and $80.5 million for the years ended December 31, 2022 and 2021, respectively, and $17.7 million for the three months ended March 31, 2023. As of March 31, 2023, we had $47.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $396.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, build our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Business Update Regarding COVID-19

The current COVID-19 pandemic may continue to affect our employees, communities, clinical trial sites and business operations, as well as the U.S. economy and international financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and potential resurgence of the pandemic. See “Risk Factors—Other Risks Related to Our Business—The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of the 2022 Form 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023 there were no material changes to our critical accounting policies from those discussed in the 2022 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Avasopasem manganese (GC4419)	$1,866	$2,396
Rucosopasem manganese (GC4711)	2,925	2,524
Other research and development expense	572	554
Personnel related and share-based compensation expense	1,909	2,633
	$7,272	$8,107

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$7,272	$8,107	$(835)
General and administrative	6,609	5,047	1,562
Loss from operations	(13,881)	(13,154)	(727)
Other income (expense):
Interest income	395	14	381
Interest expense	(4,223)	(2,303)	(1,920)
Foreign currency loss	(1)	—	(1)
Net loss	$(17,710)	$(15,443)	$(2,267)

Research and Development Expense

Research and development expense decreased by $0.8 million from $8.1 million for the three months ended March 31, 2022 to $7.3 million for the three months ended March 31, 2023. Avasopasem development costs decreased by $0.5 million due to decreased expenses for clinical trials primarily due to the completion of the EUSOM and AESOP trials, partially offset by expenses for manufacture of validation batches. Personnel related and share-based compensation expenses decreased by $0.7 million, reflecting lower headcount and the completion of expensing certain older stock options. Partially offsetting these decreases, rucosopasem development costs increased by $0.4 million, due to increased expenses in our GRECO-2 trial reflecting increased enrollment.

General and Administrative Expense

General and administrative expense increased by $1.6 million from $5.0 million for the three months ended March 31, 2022 to $6.6 million for the three months ended March 31, 2023, principally due to the timing of spend for avasopasem commercial preparations, as well as increased legal expenses.

Interest Income

Interest income increased from $14,000 for the three months ended March 31, 2022 to $0.4 million for the three months ended March 31, 2023 due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $4.2 million and $2.3 million in non-cash interest expense during the three months ended March 31, 2023 and 2022, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. The increase is attributable to an increase in the imputed interest rate. In February 2023, the FDA accepted and granted Priority Review designation to our NDA for avasopasem for the reduction of SOM in patients with HNC. As a result, we updated the assumptions underlying the calculation of imputed interest expense on the royalty purchase liability.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through March 31, 2023, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $372.9 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In February 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million, after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the three months ended March 31, 2023. As of March 31, 2023, there was $37.8 million of common stock remaining available for sale under the Sales Agreement.

As of March 31, 2023, we had $47.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $396.0 million. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(11,666)	$(11,385)
Net cash provided by investing activities	5,305	9,996
Net cash provided by financing activities	27,782	1,175
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,421	$(214)

Operating Activities

During the three months ended March 31, 2023, we used $11.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $17.7 million, partially offset by non-cash charges of $5.7 million related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $0.3 million from changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the three months ended March 31, 2023, investing activities provided $5.3 million in cash proceeds from the net sales of our short-term investments.

During the three months ended March 31, 2022, investing activities provided $10.0 million in cash proceeds from the net sales of our short-term investments.

Financing Activities

During the three months ended March 31, 2023, financing activities provided $27.8 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023 and from the exercise of stock options.

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

We expect our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the direct and indirect impact of general economic conditions and COVID-19 on our business and operations;
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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates, if approved. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine, the COVID-19 pandemic and uncertainty about economic stability. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 8, 2023. Except as disclosed below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, we believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Dislocations in the financial markets may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
4.1	Form of Warrant to Purchase Common Stock, dated February 17, 2023, issued by Galera Therapeutics, Inc.					*
10.1	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy					*
10.2	2023 Employment Inducement Award Plan and forms of award agreements thereunder					*
10.3	Securities Purchase Agreement dated February 15, 2023 by and among Galera Therapeutics, Inc. and the purchasers named therein					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 11, 2023	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer