Form 10-Q
period 2023-06-30
Galera Therapeutics, Inc.
filed 2023-08-14
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, the registrant had 43,928,666 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding the expected financial and operational impacts of our recent reduction in force; our intention to request and hold a Type A meeting with the FDA; our plans to evaluate strategic alternatives; our plans to develop and commercialize our product candidates, the timing of and our plans regarding our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, manufacturing capabilities and strategy, our expectations about the willingness of healthcare professionals to use our product candidates, expected coverage and reimbursement for avasopasem and our other product candidates, the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business, and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; substantial doubt regarding our ability to continue as a going concern; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; ongoing regulatory obligations and continued regulatory review; risks related to commercialization; risks related to competition; ability to retain key employees; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs; we may not be able to enter into any desired strategic alternative or partnership on a timely basis, on acceptable terms, or at all; if we are unable to secure additional funding or enter into any desired strategic alternative or partnership, we may need to cease operations; the impact of the COVID-19 pandemic and general economic conditions on our business and operations, including clinical trials; risks related to ownership of our common stock; significant costs as a result of operating as a public company; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,302	$4,266
Short-term investments	14,453	27,331
Restricted cash	50	50
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	3,198	3,646
Total current assets	42,003	38,535
Property and equipment, net	210	438
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	1,286	43
Other assets	1,638	1,881
Total assets	$48,276	$44,036
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,516	$3,581
Accrued expenses	7,978	9,754
Lease liabilities	128	44
Total current liabilities	13,622	13,379
Royalty purchase liability	148,257	139,635
Lease liabilities, net of current portion	1,193	—
Deferred tax liability	203	203
Total liabilities	163,275	153,217
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 43,826,833 and 28,510,066 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	44	28
Additional paid-in capital	301,698	269,137
Accumulated other comprehensive gain (loss)	5	(22)
Accumulated deficit	(416,746)	(378,324)
Total stockholders’ deficit	(114,999)	(109,181)
Total liabilities and stockholders’ deficit	$48,276	$44,036

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$7,561	$6,636	$14,833	$14,743
General and administrative	9,246	5,293	15,855	10,340
Loss from operations	(16,807)	(11,929)	(30,688)	(25,083)
Other income (expenses):
Interest income	494	71	889	85
Interest expense	(4,399)	(2,699)	(8,622)	(5,002)
Foreign currency loss	—	(1)	(1)	(1)
Net loss	(20,712)	(14,558)	(38,422)	(30,001)
Net loss per share of common stock, basic and diluted	$(0.48)	$(0.54)	$(0.98)	$(1.12)
Weighted-average shares of common stock outstanding, basic and diluted	42,916,962	26,821,303	39,077,876	26,785,540

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(20,712)	$(14,558)	$(38,422)	$(30,001)
Unrealized gain (loss) on short-term investments	(11)	(49)	27	(96)
Comprehensive loss	$(20,723)	$(14,607)	$(38,395)	$(30,097)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)
Balance at March 31, 2023	42,906,833	43	298,362	16	(396,034)	(97,613)
Share-based compensation expense	—	—	1,525	—	—	1,525
Exercise of common stock warrants	920,000	1	1,811	—	—	1,812
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(20,712)	(20,712)
Balance at June 30, 2023	43,826,833	$44	$301,698	$5	$(416,746)	$(114,999)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	27	261,108	(61)	(331,545)	(70,471)
Share-based compensation expense	—	—	1,830	—	—	1,830
Exercise of stock options	2,168	—	2	—	—	2
Unrealized loss on short-term investments	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(14,558)	(14,558)
Balance at June 30, 2022	26,821,589	$27	$262,940	$(110)	$(346,103)	$(83,246)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(38,422)	$(30,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	61
Noncash interest expense	8,622	5,002
Share-based compensation expense	2,983	3,678
Gain on disposal of property and equipment	(72)	—
Changes in operating assets and liabilities:
Refundable PDUFA fee	3,242	—
Prepaid expenses and other current assets	768	2,994
Other assets	309	(12)
Accounts payable	1,935	(1,456)
Accrued expenses	(1,777)	(407)
Other liabilities	(32)	(130)
Cash used in operating activities	(22,412)	(20,271)
Investing activities:
Purchases of short-term investments	(18,596)	(34,529)
Proceeds from sales of short-term investments	31,500	51,160
Purchase of property and equipment	(50)	(20)
Cash provided by investing activities	12,854	16,611
Financing activities:
Proceeds from the sale of common stock and common stock warrants, net of issuance costs	27,598	1,117
Proceeds from the exercise of common stock warrants	1,812	—
Proceeds from exercise of stock options	184	60
Cash provided by financing activities	29,594	1,177
Net increase (decrease) in cash, cash equivalents and restricted cash	20,036	(2,483)
Cash, cash equivalents and restricted cash at beginning of period	4,316	19,859
Cash, cash equivalents and restricted cash at end of period	$24,352	$17,376
Supplemental schedule of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligation	$1,310	$—
Sale of property and equipment in exchange for prepaid future services	$319	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Galera's technology consists of selective small molecule dismutase mimetics that are in late-stage development in patients with cancer. Avasopasem manganese (avasopasem, or GC4419) is in development for radiotherapy-induced toxicities, including severe oral mucositis (SOM) in patients with locally advanced head and neck cancer (HNC) and esophagitis in patients with lung cancer. The Company is also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Galera’s second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC). The FDA has granted orphan drug designation to rucosopasem for the treatment of pancreatic cancer.

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

On August 9, 2023, the Company announced that it had received a Complete Response Letter (CRL) from the FDA regarding the Company’s NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. The Company intends to request a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem.

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

In connection with the CRL announcement, on August 9, 2023, the Company further announced that it will focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing its ongoing clinical trials for rucosopasem, and concurrently evaluating strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem. As a result, the Company is winding down its commercial readiness efforts for avasopasem and reducing headcount across several departments. This reduction in force, which was approved by the Company’s Board of Directors,

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

reduces the Company’s current workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses. The Company currently estimates that it will incur charges of approximately $2.0 to $2.5 million in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the third quarter of 2023. The Workforce Reduction and other cost savings actions being implemented are expected to extend the Company’s cash runway into the second quarter of 2024.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $416.7 million as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash, cash equivalents and short-term investments as of June 30, 2023 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. If we continue to have insufficient funds, particularly if we are unable to undertake any strategic alternative, we may be required to cease our operations altogether. The interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2020, the Company filed a registration statement with the Securities and Exchange Commission (SEC) which covers the offering, issuance and sale of up to $200.0 million in Company securities, which includes an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, which could be utilized to raise funding for future operating expenses and capital expenditure requirements. No securities were issued pursuant to the Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, there remained $37.8 million available under the Sales Agreement.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, and statements of changes in stockholder’s equity (deficit) and cash flows for the six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K and filed with the SEC on March 8, 2023.

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of June 30, 2023 and December 31, 2022 consisted of bank deposits, U.S. Treasury obligations, U.S. government agency securities, and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

Restricted cash

Restricted cash represents collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of June 30, 2023. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet.

Refundable PDUFA fee

In December 2022, the Company paid a $3.2 million PDUFA fee to the FDA in conjunction with the filing of its NDA for avasopasem. The Company requested and was granted a small business waiver of this PDUFA fee from the FDA. The Company received the refund of the PDUFA fee from the FDA in May 2023.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per share

The Company uses the two-class method to compute net income per common share during periods the Company realizes net income and has securities that entitle the holder to participate in dividends and earnings of the Company. The two-class method is not applicable during periods with a net loss, as the participating securities are not obligated to fund losses. Basic loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and common stock warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2023	2022
Stock options	7,773,866	5,814,022
Common stock warrants	13,950,661	550,661
	21,724,527	6,364,683

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted. The Company adopted this ASU on January 1, 2023. There was no impact to the Company's consolidated financial statements.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds and U.S. Treasury obligations	$16,075	$—	$—
U.S. government agency securities	—	6,152	—
Total cash equivalents	$16,075	$6,152	$—

Short-term investments
U.S. government agency securities	$—	$14,453	$—
Total short-term investments	$—	$14,453	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$3,467	$—	$—

Short-term investments
U.S. government agency securities	$—	$8,172	$—
U.S. Treasury obligations	19,159	—	—
Total short-term investments	$19,159	$8,172	$—

There were no changes in valuation techniques during the six months ended June 30, 2023. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$571	$1,398
Computer hardware and software	305	292
Leasehold improvements	36	270
Furniture and fixtures	179	179
Property and equipment, gross	1,091	2,139
Less: Accumulated depreciation and amortization	(881)	(1,701)
Property and equipment, net	$210	$438

Depreciation and amortization expense was $32,000 and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	June 30,	December 31,
	2023	2022
Compensation and related benefits	$1,792	$2,655
Research and development expenses	5,560	6,764
Professional fees and other expenses	626	335
	$7,978	$9,754

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of June 30, 2023 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the FDA acceptance of the Company's NDA in February 2023 with Priority Review designation. The Company recognized $8.6 million and $5.0 million in noncash interest expense during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the effective interest rate was 12.3%.

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

7.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of June 30, 2023, has a remaining lease term of approximately 7.3 years. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), is the Company’s estimated incremental borrowing rate of 5.4%.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Operating Leases
Right-of-use lease assets	$1,286	$43

Lease liabilities, current	128	44
Lease liabilities, net of current portion	1,193	0
Total operating lease liabilities	$1,321	$44

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease costs
Operating lease rental expense	$36	$65	$84	$136
Total operating lease expense	$36	$65	$84	$136

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$44	$135
Right-of-use assets obtained in exchange for lease obligation
Operating leases	1,310	—

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of June 30, 2023 (amounts in thousands):

Remainder of 2023	106
2024	195
2025	217
2026	220
2027 and after	856
Total	1,594
Less: imputed interest	(273)
$1,321

8.
Equity

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. During the three months ended June 30, 2023, warrants were exercised in exchange for 920,000 shares of common stock resulting in proceeds of $1.8 million.

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. No securities were issued pursuant to the Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, there was $37.8 million of available capacity under the Sales Agreement.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of June 30, 2023 was 1,714,906.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of June 30, 2023, there were 492,171 shares available for future issuance under the 2019 Plan, including 1,140,402 shares added pursuant to this provision effective January 1, 2023. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of June 30, 2023, there were 1,291,184 shares available for issuance under the ESPP, including 285,100 shares added pursuant to this provision effective January 1, 2023.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of June 30, 2023, there were 1,185,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$448	$646	$900	$1,307
General and administrative	1,077	1,184	2,083	2,371
	$1,525	$1,830	$2,983	$3,678

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the six months ended June 30, 2023:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2023	5,783,185	$6.86	6.8
Granted	2,378,700	2.11
Exercised	(76,767)	2.39
Forfeited	(311,252)	6.47
Outstanding at June 30, 2023	7,773,866	$5.47	7.6
Vested and exercisable at June 30, 2023	3,999,316	$7.17	6.1
Vested and expected to vest at June 30, 2023	7,773,866	$5.47	7.6

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of June 30, 2023, the unrecognized compensation cost was $10.3 million and will be recognized over an estimated weighted-average amortization period of 2.3 years. The aggregate intrinsic value of options outstanding and of options exercisable as of June 30, 2023 were $4.5 million and $1.4 million, respectively. Options granted during the six months ended June 30, 2023 and 2022 had weighted-average grant-date fair values of $1.66 and $1.67 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the six months ended June 30, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the six months ended June 30, 2023 and 2022 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Six months ended June 30,
	2023	2022
Expected term (in years)	6.2	6.2
Expected stock price volatility	95.3%	91.4%
Risk-free interest rate	4.05%	1.86%
Expected dividend yield	0%	0%

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during both of the six months ended June 30, 2023 and 2022 were $0.1 million.

10. Subsequent events

On August 9, 2023, the Company announced that it had received a CRL from the FDA regarding the Company’s NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. The Company intends to request a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem. The CRL is expected to have an impact on the amounts the Company records for interest expense on the royalty purchase liability under the Royalty Agreement, and may impact the carrying value of the royalty purchase liability, and such impacts may be material. In addition, we may perform impairment testing on the carrying value of the acquired intangible asset and goodwill on our balance sheet during the third quarter of 2023.

On August 9, 2023, the Company also announced a plan to reduce expenses and extend its cash runway. In connection with this plan, the Board of Directors of the Company approved the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. The Company currently estimates that it will incur charges of approximately $2.0 to $2.5 million in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the third quarter of 2023. The Workforce Reduction and other cost savings actions being implemented are expected to extend the Company’s cash runway into the second quarter of 2024. The estimates of the charges and expenditures that the Company expects to incur in connection with the Workforce Reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Workforce Reduction.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing and commercializing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (avasopasem, or GC4419) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, and for the reduction of esophagitis in patients with lung cancer. We are also exploring the potential for avasopasem to reduce cisplatin-induced kidney damage. SOM is a common, debilitating complication of radiotherapy in patients with HNC. The U.S. Food and Drug Administration, or FDA, has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Our second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC. The FDA has granted orphan drug designation to rucosopasem for the treatment of pancreatic cancer.

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

In December 2022, we submitted a New Drug Application, or NDA, to the FDA for avasopasem for the reduction of radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. The NDA was supported by the data from two randomized, double-blinded, placebo-controlled trials (Phase 3 ROMAN and Phase 2b GT-201), as well as data from other clinical trials of avasopasem in the proposed indication. In February 2023, the FDA accepted the NDA for filing and granted priority review with a Prescription Drug User Fee Act, or PDUFA, target date of August 9, 2023. On August 9, 2023, we announced receipt of a Complete Response Letter, or CRL, from the FDA regarding our NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We intend to request a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem.

In connection with the CRL announcement, on August 9, 2023, we further announced that we will focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing our ongoing clinical trials for rucosopasem, and concurrently evaluating potential strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem. As a result, we are winding down our commercial readiness efforts for avasopasem and reducing headcount across several departments. This reduction in force, which was approved by our Board of Directors, reduces our current workforce by 22 employees, or approximately 70%, as of August 9, 2023, or the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses.

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

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we are developing rucosopasem to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. SBRT typically involves a patient receiving one to five large doses of radiotherapy, in contrast to the 30 to 35 small daily doses typical of intensity modulated radiation therapy, or IMRT. Clinically, SBRT is increasingly used in patients with certain tumors, such as LAPC and NSCLC, that are less responsive to the small daily doses typical of IMRT. Even with the use of SBRT, there is need for improvement in treatment outcomes for certain tumors. In September 2021, in support of rucosopasem, we announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, improvements were observed with avasopasem plus SBRT in overall survival, progression-free survival, local tumor control and time to distant metastases relative to patients treated with placebo plus SBRT.

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

The GRECO-2 trial is a 220-patient trial designed to assess rucosopasem in combination with SBRT in patients with LAPC, based on our observations from the pilot LAPC trial with avasopasem. The primary endpoint of this trial is overall survival. We expect to complete enrollment in the GRECO-2 trial in the first half of 2024, and topline data readout is expected by the end of 2024. The FDA has granted orphan drug designation to rucosopasem for the treatment of pancreatic cancer.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, including through potential strategic partnerships. Our net loss was $62.2 million and $80.5 million for the years ended December 31, 2022 and 2021, respectively, and $20.7 million and $38.4 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had $38.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $416.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we operate as a public company, advance our product candidates through all stages of development and clinical trials, potentially rebuild our commercial infrastructure and, ultimately, seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There is no assurance that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. If we are unable to secure adequate additional funding as and when needed, including through a potential strategic transaction, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more product candidates, delay our pursuit of potential in-licenses or acquisitions, or cease our operations altogether.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.

We expect our existing cash, cash equivalents and short-term investments as of June 30, 2023, taking into account the implementation of the Workforce Reduction, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this

Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. If we continue to have insufficient funds, particularly if we are unable to undertake any strategic alternative, we may be required to cease our operations altogether.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023 there were no material changes to our critical accounting policies from those discussed in the 2022 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Avasopasem manganese	$1,517	$1,880	$3,383	$4,276
Rucosopasem manganese	3,328	2,010	6,253	4,534
Other research and development expense	780	739	1,352	1,293
Personnel related and share-based compensation expense	1,936	2,007	3,845	4,640
	$7,561	$6,636	$14,833	$14,743

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses may increase, depending on the progress of our clinical development programs.

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

Our research and development expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could result in a significant change in the costs of and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. As discussed above, we received a CRL from the FDA regarding our NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment, in which the FDA stated that results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC, and that results from an additional clinical trial will be required for resubmission. We intend to meet with the FDA to discuss next steps. If the FDA confirms we are required to conduct an additional clinical trial to support resubmission of our NDA, our research and development expenditures would increase materially.

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

We expect that our general and administrative expense will decrease in the near future due to our recent Workforce Reduction. We may incur significant costs, however, related to our exploration of strategic alternatives, such as partnering, for the continued development of avasopasem and rucosopasem, including legal, accounting and advisory expenses and other related charges.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$7,561	$6,636	$925	$14,833	$14,743	$90
General and administrative	9,246	5,293	3,953	15,855	10,340	5,515
Loss from operations	(16,807)	(11,929)	(4,878)	(30,688)	(25,083)	(5,605)
Other income (expense):
Interest income	494	71	423	889	85	804
Interest expense	(4,399)	(2,699)	(1,700)	(8,622)	(5,002)	(3,620)
Foreign currency loss	—	(1)	1	(1)	(1)	—
Net loss	$(20,712)	$(14,558)	$(6,154)	$(38,422)	$(30,001)	$(8,421)

Research and Development Expense

Research and development expense increased by $1.0 million from $6.6 million for the three months ended June 30, 2022 to $7.6 million for the three months ended June 30, 2023. Rucosopasem development costs increased by $1.3 million due to increased expenses in the GRECO trials reflecting increased enrollment. Partially offsetting this increase, avasopasem development costs decreased by $0.4 million, due to decreased manufacturing expenses.

Research and development expense increased by $0.1 million from $14.7 million for the six months ended June 30, 2022 to $14.8 million for the six months ended June 30, 2023. Rucosopasem development costs increased by $1.7 million, due to increased expenses for the GRECO trials. Partially offsetting this increase, avasopasem development costs decreased by $0.9 million, due to decreased expenses for clinical trials, primarily due to the completion of the EUSOM and AESOP trials, and personnel related expenses decreased by $0.8 million, reflecting lower headcount and stock compensation expense.

General and Administrative Expense

General and administrative expense increased by $3.9 million from $5.3 million for the three months ended June 30, 2022 to $9.2 million for the three months ended June 30, 2023, principally due to avasopasem commercial preparations and medical affairs activities.

General and administrative expense increased by $5.6 million from $10.3 million for the six months ended June 30, 2022 to $15.9 million for the six months ended June 30, 2023, due to avasopasem commercial preparations and medical affairs activities, as well as increased legal expenses.

Interest Income

Interest income increased from $71,000 for the three months ended June 30, 2022 to $0.5 million for the three months ended June 30, 2023 and increased from $85,000 for the six months ended June 30, 2022 to $0.9 million for the six months ended June 30, 2023, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $4.4 million and $2.7 million in non-cash interest expense during the three months ended June 30, 2023 and 2022, respectively, and $8.6 million and $5.0 million in non-cash interest expense during the six months ended June 30, 2023 and 2022, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. The increases are attributable to an increase in the imputed interest rate. In February 2023, the FDA accepted and granted Priority Review designation to our NDA for avasopasem for the reduction of SOM in patients with HNC. As a result, we updated the assumptions underlying the calculation of imputed interest expense on the royalty purchase liability.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through June 30, 2023, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $374.7 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In February 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million, after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. During the three months ended June 30, 2023, warrants were exercised in exchange for 920,000 shares of common stock resulting in proceeds of $1.8 million.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the six months ended June 30, 2023. As of June 30, 2023, there was $37.8 million of common stock remaining available for sale under the Sales Agreement.

As of June 30, 2023, we had $38.8 million in cash, cash equivalents and short-term investments and an accumulated deficit of $416.7 million. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(22,412)	$(20,271)
Net cash provided by investing activities	12,854	16,611
Net cash provided by financing activities	29,594	1,177
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,036	$(2,483)

Operating Activities

During the six months ended June 30, 2023, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $38.4 million, partially offset by non-cash charges of $11.6 million primarily related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, $3.2 million from the refund of the PDUFA fee, and $1.2 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the six months ended June 30, 2023, investing activities provided $12.9 million in cash proceeds, primarily from the net sales of our short-term investments.

During the six months ended June 30, 2022, investing activities provided $16.6 million in cash proceeds from the net sales of our short-term investments.

Financing Activities

During the six months ended June 30, 2023, financing activities provided $29.6 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023, and from the exercise of common stock warrants and stock options during the period.

During the six months ended June 30, 2022, financing activities provided $1.2 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

Funding Requirements

Our operating expenses increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We currently expect our expenses to decrease for the remainder of 2023 as we implement the Workforce Reduction, wind down our commercial readiness efforts for avasopasem and explore strategic alternatives for the development of our product candidates, but research and development expenses may increase in the future in connection with certain of our ongoing activities, particularly as we explore next steps for avasopasem following our receipt of the CRL from FDA and progress the ongoing clinical trials for rucosopasem. In addition, while we are currently winding down our commercial readiness efforts as a result of the CRL, if in the future we were to obtain marketing approval for any of our product candidates, we would expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur significant costs associated with operating as a public company and we currently estimate that we will incur charges of approximately $2.0 to $2.5 million in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs, the majority of which are expected to be incurred in the third quarter of 2023. Accordingly, we would need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or cease our operations altogether.

We expect our existing cash, cash equivalents and short-term investments as of June 30, 2023, taking into account the implementation of the Workforce Reduction, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q, and as a result there is substantial doubt about our ability to continue as a going concern through the year from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. If we continue to have insufficient funds, particularly if we are unable to undertake any strategic alternative, we may be required to cease our operations altogether.

In addition, our resource requirements could materially change depending on the outcome of our intended discussions with the FDA and exploration of strategic alternatives, including partnering, for the development of our product candidates. Because of this, and due to the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain.

On May 30, 2023, we filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania against Alira Health Clinical, LLC and IQVIA Biotech, LLC (the CROs) alleging breach of contract and negligence specifically related to an error by the CROs in 2021 in the statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of severe oral mucositis induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial) and seeking damages. In December 2021, the Company announced that the error in the statistical program for the Phase 3 ROMAN trial had been detected and that correction of this error yielded the correct, statistically significant p-values for the primary endpoint and a key secondary endpoint of the Phase 3 ROMAN trial.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We currently expect our expenses to decrease as we implement the reduction in our workforce by 70% approved in August 2023, or the Workforce Reduction, wind down our commercial readiness efforts for avasopasem and explore strategic alternatives for the development of our product candidates, but research and development expenses may increase in the future in connection with certain of our ongoing activities, particularly as we explore next steps for avasopasem following our receipt of the CRL from FDA and progress the ongoing clinical trials for rucosopasem. In addition, while we are currently winding down our commercial readiness efforts, if in the future we were to obtain marketing approval for any of our product candidates, we would expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. Furthermore, we will continue to incur significant costs associated with operating as a public company and we currently estimate that we will incur charges of approximately $2.0 to $2.5 million in connection with the Workforce Reduction. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts, or cease our operations altogether.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, including the implementation of the Workforce Reduction, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. Our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. As a result, we are unable to estimate the exact amount of our working capital requirements.

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

Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the results, time and cost necessary for completing our ongoing clinical trials;
•
the number, size and type of any additional clinical trials, including any additional clinical trial required by the FDA to support the resubmission of our NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment;
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
•
our ability to successfully commercialize any of our product candidates, including the cost and timing of potentially rebuilding and expanding our sales organization and marketing capabilities;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Dislocations in the financial markets may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations. If we continue to have insufficient funds, particularly if we are unable to undertake any strategic alternative, we may be required to cease our operations altogether.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our lead product candidate, avasopasem, and if avasopasem does not receive regulatory approval, our business may be harmed.

We currently have no products that are approved for commercial sale.

On August 9, 2023, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We intend to request a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem.

We cannot be certain that we will have the resources required to pursue additional development activities for avasopasem or that avasopasem will receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. We have not completed the development of any product candidates and we may never be able to develop marketable products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market avasopasem in the United States until we receive approval of a New Drug Application, or NDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. As discussed above, we intend to request a Type A meeting with the FDA to discuss next steps to support an NDA resubmission seeking approval of avasopasem, but there can be no assurance we will be able to secure the funding required to make such a resubmission.

Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our current or future product candidates for many reasons, including the following risks, certain of which have already materialized in connection with our receipt of the CRL from FDA:

•
we may not be able to demonstrate that avasopasem is effective as a treatment for any of our targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
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

For example, in the CRL we received from the FDA in August 2023 related to our NDA for avasopasem for the reduction of SOM in patients with HNC, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We intend to request a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem, but there can be no assurance we will be able to secure the funding required to make such a resubmission.

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

Risks Related to Our Dependence on Third Parties

If we seek, but are not able to establish, collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, in connection with the CRL announcement, in August 2023 we announced that we will focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing our ongoing clinical trials for rucosopasem, and concurrently evaluating strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem.

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

We may not be able to negotiate collaborations or strategic partnerships on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue, or we may need to cease our operations altogether.

Risks Related to Competition, Retaining Key Employees and Managing Growth

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In August 2023, we implemented a reduction in force affecting 22 employees, or 70% of our workforce, or the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. We currently estimate that we will incur charges of approximately $2.0 to $2.5 million in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs. The Workforce Reduction and other cost savings actions being implemented are expected to extend our cash runway into the second quarter of 2024. In connection with the Workforce Reduction, we are winding down our commercial readiness efforts for avasopasem and reducing headcount across several departments. We are concurrently evaluating strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem.

The Workforce Reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Workforce Reduction. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also be unsuccessful in negotiating any desired strategic alternative or partnership relating to such functions on a timely basis, on acceptable terms, or at all. The Workforce Reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the Workforce Reduction, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Galera Therapeutics, Inc.

Date: August 14, 2023	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: August 14, 2023	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer