Form 10-Q
period 2023-09-30
Galera Therapeutics, Inc.
filed 2023-11-14
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, the registrant had 54,392,170 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,379	$4,266
Short-term investments	3,985	27,331
Restricted cash	50	50
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	2,831	3,646
Total current assets	31,245	38,535
Property and equipment, net	198	438
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	1,249	43
Other assets	1,948	1,881
Total assets	$37,779	$44,036
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,715	$3,581
Accrued expenses	8,784	9,754
Lease liabilities	131	44
Total current liabilities	12,630	13,379
Royalty purchase liability	150,344	139,635
Lease liabilities, net of current portion	1,155	—
Deferred tax liability	203	203
Total liabilities	164,332	153,217
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 53,734,123 and 28,510,066 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	54	28
Additional paid-in capital	305,212	269,137
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(431,819)	(378,324)
Total stockholders’ deficit	(126,553)	(109,181)
Total liabilities and stockholders’ deficit	$37,779	$44,036

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,093	$8,105	$20,926	$22,848
General and administrative	4,994	4,853	20,849	15,193
Restructuring costs	2,309	—	2,309	—
Loss from operations	(13,396)	(12,958)	(44,084)	(38,041)
Other income (expenses):
Interest income	411	171	1,300	256
Interest expense	(2,087)	(3,245)	(10,709)	(8,247)
Foreign currency loss	(1)	(1)	(2)	(2)
Net loss	(15,073)	(16,033)	(53,495)	(46,034)
Net loss per share of common stock, basic and diluted	$(0.33)	$(0.60)	$(1.30)	$(1.72)
Weighted-average shares of common stock outstanding, basic and diluted	45,477,952	26,823,546	41,234,679	26,798,348

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(15,073)	$(16,033)	$(53,495)	$(46,034)
Unrealized gain (loss) on short-term investments	(5)	17	22	(79)
Comprehensive loss	$(15,078)	$(16,016)	$(53,473)	$(46,113)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)
Balance at March 31, 2023	42,906,833	43	298,362	16	(396,034)	(97,613)
Share-based compensation expense	—	—	1,525	—	—	1,525
Exercise of common stock warrants	920,000	1	1,811	—	—	1,812
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(20,712)	(20,712)
Balance at June 30, 2023	43,826,833	44	301,698	5	(416,746)	(114,999)
Share-based compensation expense	—	—	1,390	—	—	1,390
Exercise of stock options	1,833	—	4	—	—	4
Exercise of common stock warrants	100,000	—	197	—	—	197
Sale of shares under Open Market Sale Agreement, net	9,805,457	10	1,923	—	—	1,933
Unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(15,073)	(15,073)
Balance at September 30, 2023	53,734,123	$54	$305,212	$—	$(431,819)	$(126,553)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	loss	Deficit	Deficit
Balance at January 1, 2022	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	1,848	—	—	1,848
Exercise of stock options	46,358	—	58	—	—	58
Sale of shares under Open Market Sale Agreement, net	314,296	1	1,116	—	—	1,117
Unrealized loss on short-term investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(15,443)	(15,443)
Balance at March 31, 2022	26,819,421	27	261,108	(61)	(331,545)	(70,471)
Share-based compensation expense	—	—	1,830	—	—	1,830
Exercise of stock options	2,168	—	2	—	—	2
Unrealized loss on short-term investments	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(14,558)	(14,558)
Balance at June 30, 2022	26,821,589	27	262,940	(110)	(346,103)	(83,246)
Share-based compensation expense	—	—	1,750	—	—	1,750
Exercise of stock options	10,000	—	10	—	—	10
Unrealized gain on short-term investments	—	—	—	17	—	17
Net loss	—	—	—	—	(16,033)	(16,033)
Balance at September 30, 2022	26,831,589	$27	$264,700	$(93)	$(362,136)	$(97,502)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(53,495)	$(46,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	88
Noncash interest expense	10,709	8,247
Share-based compensation expense	4,373	5,428
Gain on disposal of property and equipment	(72)	—
Changes in operating assets and liabilities:
Refundable PDUFA fee	3,242	—
Prepaid expenses and other current assets	1,133	4,077
Other assets	37	60
Accounts payable	134	(1,453)
Accrued expenses	(970)	299
Other liabilities	(68)	(193)
Cash used in operating activities	(34,933)	(29,481)
Investing activities:
Purchases of short-term investments	(22,627)	(46,920)
Proceeds from sales of short-term investments	45,995	68,160
Purchase of property and equipment	(50)	(25)
Cash provided by investing activities	23,318	21,215
Financing activities:
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	27,598	—
Proceeds from the sale of common stock under the Open Market Sale Agreement, net of issuance costs	1,933	1,117
Proceeds from the exercise of common stock warrants	2,009	—
Proceeds from exercise of stock options	188	70
Cash provided by financing activities	31,728	1,187
Net increase (decrease) in cash, cash equivalents and restricted cash	20,113	(7,079)
Cash, cash equivalents and restricted cash at beginning of period	4,316	19,859
Cash, cash equivalents and restricted cash at end of period	$24,429	$12,780
Supplemental schedule of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligation	$1,310	$—
Sale of property and equipment in exchange for prepaid future services	$319	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a clinical stage biopharmaceutical company focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Galera's technology consists of selective small molecule dismutase mimetics that are in late-stage development in patients with cancer. Avasopasem manganese (avasopasem, or GC4419) is in development for radiotherapy-induced toxicities, including severe oral mucositis (SOM) in patients with locally advanced head and neck cancer (HNC) and esophagitis in patients with lung cancer, and cisplatin-induced kidney damage in patients with cancer. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Galera’s second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC). The FDA and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

On August 9, 2023, the Company announced that it had received a Complete Response Letter (CRL) from the FDA regarding the Company’s New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial were not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. The Company requested a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem. In the Type A meeting held on September 28, 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for an additional Phase 3 trial to support resubmission of the NDA. The Company is exploring potential strategic alternatives, as it is not feasible to conduct an additional trial with the Company’s current resources.

In connection with the CRL announcement, on August 9, 2023, the Company further announced that it would focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing its ongoing clinical trials for rucosopasem, and concurrently evaluating strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem. As a result, the Company wound down its commercial readiness efforts for avasopasem and reduced headcount across several departments. This reduction in force, which was approved by the Company’s Board of Directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, the Company has been developing its second dismutase mimetic product candidate, rucosopasem, to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. In September 2021, in support of rucosopasem, the Company announced final results from its Phase 1/2 pilot trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, survival and tumor outcome benefits were observed. The Company used its observations from this pilot trial to inform the design of rucosopasem clinical trials in combination with SBRT. The Company successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers and is currently evaluating rucosopasem in combination with SBRT in a Phase 1/2 safety and anti-cancer efficacy trial in NSCLC (GRECO-1) and a Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC (GRECO-2).

On October 31, 2023, the Company announced the decision to halt the GRECO-1 and GRECO-2 trials, following a futility analysis of the GRECO-2 trial. The analysis indicated that the trial was unlikely to succeed as designed. The Company believes this decision will enable the Company to conserve cash while it continues to explore potential strategic alternatives with the goal of maximizing shareholder value.

The Company has engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $431.8 million as of September 30, 2023. The Company expects its existing cash, cash equivalents and

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

short-term investments as of September 30, 2023, taking into account the discontinuation of the GRECO-1 and GRECO-2 trials, will enable the Company to fund its operating expenses and capital expenditure requirements into 2025.

The Company has engaged Stifel, as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its shareholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If the Company is unable to undertake any strategic alternative, it may be required to cease operations altogether.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and statements of changes in stockholders’ deficit and cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K and filed with the SEC on March 8, 2023.

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of September 30, 2023 and December 31, 2022 consisted of bank deposits, U.S. Treasury obligations, U.S. government agency securities, and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

Restricted cash

Restricted cash represents collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of September 30, 2023. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet. In October 2023, the commercial credit card agreement was terminated by the Company and the bank removed the restriction on the cash.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Costs

As a result of the Workforce Reduction, the Company incurred total restructuring-related charges of $2.3 million during the three months ended September 30, 2023. See Note 10. As of September 30, 2023, $1.6 million of the total restructuring-related charges remain unpaid and are included in accrued expenses in the accompanying consolidated balance sheet. See Note 5.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2023	2022
Stock options	6,387,121	6,006,957
Common stock warrants	13,850,661	550,661
	20,237,782	6,557,618

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$23,511	$—	$—

Short-term investments
U.S. government agency securities	$—	$1,993	$—
U.S. Treasury obligations	1,992	—	—
Total short-term investments	$1,992	$1,993	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$3,467	$—	$—

Short-term investments
U.S. government agency securities	$—	$8,172	$—
U.S. Treasury obligations	19,159	—	—
Total short-term investments	$19,159	$8,172	$—

There were no changes in valuation techniques during the nine months ended September 30, 2023. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.
Property and equipment

Property and equipment consist of (amounts in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$571	$1,398
Computer hardware and software	305	292
Leasehold improvements	36	270
Furniture and fixtures	179	179
Property and equipment, gross	1,091	2,139
Less: Accumulated depreciation and amortization	(893)	(1,701)
Property and equipment, net	$198	$438

Depreciation and amortization expense was $44,000 and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

5.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	September 30,	December 31,
	2023	2022
Compensation and related benefits	$1,262	$2,655
Restructuring costs	1,584	—
Research and development expenses	5,609	6,764
Professional fees and other expenses	329	335
	$8,784	$9,754

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of September 30, 2023 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company recognized $10.7 million and $8.2 million in noncash interest expense during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the effective interest rate was 5.6%.

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

7.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of September 30, 2023, has a remaining lease term of approximately 7.0 years. The discount rate used to account for the Company’s operating leases under FASB ASU No. 2018-11, Leases (Topic 842), was the Company’s estimated incremental borrowing rate of 5.4%.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating Leases
Right-of-use lease assets	$1,249	$43

Lease liabilities, current	131	44
Lease liabilities, net of current portion	1,155	—
Total operating lease liabilities	$1,286	$44

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease costs
Operating lease rental expense	$54	$65	$138	$201
Total operating lease expense	$54	$65	$138	$201

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$97	$200
Right-of-use assets obtained in exchange for lease obligation
Operating leases	1,310	—

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of September 30, 2023 (amounts in thousands):

Remainder of 2023	53
2024	195
2025	217
2026	220
2027 and after	857
Total	1,542
Less: imputed interest	(256)
$1,286

8.
Equity

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. During the nine months ended September 30, 2023, warrants were exercised in exchange for 1,020,000 shares of common stock resulting in proceeds of $2.0 million.

In December 2020, the Company entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, pursuant to which it may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company is required to pay Jefferies a commission equal to three percent of the gross sales proceeds and has provided Jefferies with customary indemnification rights. During the nine months ended September 30, 2023, 9,805,457 shares were sold under the Sales Agreement at a weighted average price per share of $0.21, resulting in net proceeds to the Company after deducting fees, commissions and other expenses related to the offering of approximately $1.9 million. There is approximately $35.6 million of available capacity under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of September 30, 2023 was 1,714,906.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of September 30, 2023, there were 1,562,083 shares available for future issuance under the 2019 Plan, including 1,140,402 shares added pursuant to this provision effective January 1, 2023. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of September 30, 2023, there were 1,291,184 shares available for issuance under the ESPP, including 285,100 shares added pursuant to this provision effective January 1, 2023.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of September 30, 2023, there were 1,500,000 shares available for issuance under the Inducement Plan.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation expense was as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$415	$644	$1,315	$1,951
General and administrative	975	1,106	3,058	3,477
	$1,390	$1,750	$4,373	$5,428

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2023:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2023	5,783,185	$6.86	6.8
Granted	2,378,700	2.11
Exercised	(78,600)	2.39
Forfeited	(1,696,164)	3.92
Outstanding at September 30, 2023	6,387,121	$5.93	6.2
Vested and exercisable at September 30, 2023	4,315,554	$7.03	4.9
Vested and expected to vest at September 30, 2023	6,387,121	$5.93	6.2

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of September 30, 2023, the unrecognized compensation cost was $5.5 million and will be recognized over an estimated weighted-average amortization period of 1.9 years. The aggregate intrinsic value of options outstanding and of options exercisable as of September 30, 2023 were zero. Options granted during the nine months ended September 30, 2023 and 2022 had weighted-average grant-date fair values of $1.66 and $1.57 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options during the nine months ended September 30, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each option grant was estimated throughout the nine months ended September 30, 2023 and 2022 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Nine months ended September 30,
	2023	2022
Expected term (in years)	6.2	6.2
Expected stock price volatility	95.3%	92.7%
Risk-free interest rate	4.05%	2.06%
Expected dividend yield	0%	0%

9.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during both of the nine months ended September 30, 2023 and 2022 were $0.2 million.

10. Restructuring charges

On August 9, 2023, the Company announced a plan to reduce expenses and extend its cash runway. In connection with this plan, the Board of Directors of the Company approved the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. The Company incurred a $2.3 million charge in the third quarter of 2023 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs.

The following table summarizes the restructuring balances at September 30, 2023 (in thousands):

2023
Balance, January 1	$—
Current year restructuring costs	2,309
Payment of employee severance and related costs	(725)
Balance, September 30	$1,584

11. Subsequent events

On October 31, 2023, the Company announced the decision to halt the GRECO-1 and GRECO-2 trials, following a futility analysis of the GRECO-2 trial. The analysis indicated that the trial was unlikely to succeed as designed. The Company believes this decision will enable the Company to conserve cash while it continues to explore potential strategic alternatives with the goal of maximizing shareholder value. The discontinuation of the GRECO trials is expected to have an impact on the amounts the Company records for interest expense on the royalty purchase liability under the Royalty Agreement and may impact the carrying value of the royalty purchase liability, and such impacts may be material. In addition, the Company may perform impairment testing on the carrying value of the acquired intangible asset and goodwill on the balance sheet during the fourth quarter of 2023.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. We leverage our expertise in superoxide dismutase mimetics to design drugs to reduce normal tissue toxicity from radiotherapy and to increase the anti-cancer efficacy of radiotherapy. Avasopasem manganese (avasopasem, or GC4419) is a highly selective small molecule dismutase mimetic in development for the reduction of severe oral mucositis, or SOM, in patients with head and neck cancer, or HNC, the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. SOM is a common, debilitating complication of radiotherapy in patients with HNC. The U.S. Food and Drug Administration, or FDA, has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Our second dismutase mimetic product candidate, rucosopasem manganese (rucosopasem, or GC4711), is in clinical-stage development to augment the anti-cancer efficacy of stereotactic body radiation therapy, or SBRT, in patients with non-small cell lung cancer, or NSCLC, and locally advanced pancreatic cancer, or LAPC. The FDA and European Medicines Agency, or EMA, have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

On August 9, 2023, we announced receipt of a Complete Response Letter, or CRL, from the FDA regarding our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial were not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We requested a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem. During the Type A meeting held on September 28, 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for an additional Phase 3 trial to support resubmission of the NDA. We are exploring potential strategic alternatives, as it is not feasible to conduct an additional trial with our current resources.

In connection with the avasopasem CRL announcement, on August 9, 2023, we further announced that we would focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing our ongoing clinical trials for rucosopasem, and concurrently evaluating potential strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem. As a result, we wound down our commercial readiness efforts for avasopasem and reduced headcount across several departments. This reduction in force, which was approved by our Board of Directors, reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023, or the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses.

In addition to developing avasopasem for the reduction of normal tissue toxicity from radiotherapy, we have been developing rucosopasem to increase the anti-cancer efficacy of higher daily doses of radiotherapy, or SBRT. In September 2021, in support of rucosopasem, we announced final results from our pilot Phase 1/2 safety and anti-cancer efficacy trial of avasopasem in combination with SBRT in patients with unresectable or borderline resectable LAPC. In this proof-of-concept trial, improvements were observed with avasopasem plus SBRT in overall survival, progression-free survival, local tumor control and time to distant metastases relative to patients treated with placebo plus SBRT.

We used our observations from the pilot LAPC trial to inform the design of our rucosopasem clinical trials in combination with SBRT. We successfully completed Phase 1 trials of intravenous rucosopasem in healthy volunteers, and in October 2020, initiated a Phase 1/2 trial in patients with NSCLC, which we refer to as the GRECO-1 trial, and in May 2021, initiated a Phase 2b trial in patients with LAPC, which we refer to as the GRECO-2 trial.

On October 31, 2023, we announced the decision to halt the GRECO-1 and GRECO-2 trials, following a futility analysis of the GRECO-2 trial. The analysis indicated that the trial was unlikely to succeed as designed. We believe this decision enables us to conserve cash while we continue to explore potential strategic alternatives.

We have engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our shareholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

Nasdaq Listing Notification

On September 22, 2023, we received two written notices, or the Notices, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that (i) we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement, and (ii) for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notices have no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until March 20, 2024 to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively.

On September 25, 2023, we received an additional written notice, or the Additional Notice, from Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Publicly Held Shares, or MVPHS, of $15.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C), or the MVPHS Requirement. The Additional Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until March 25, 2024 to regain compliance with the MVPHS Requirement.

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

Recent Developments

Cost-reduction Plan Implementation and Reduction in Workforce

In connection with the CRL announcement, on August 9, 2023, we further announced that we will focus resources on exploring a potential approval path for avasopasem in radiotherapy-induced SOM, progressing our ongoing clinical trials for rucosopasem, and concurrently evaluating strategic alternatives, including partnering, for the continued development of avasopasem and rucosopasem. As a result, we wound down our commercial readiness efforts for avasopasem and reduced headcount across several departments. This reduction in force, which was approved by our Board of Directors, reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023, or the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. We recorded a $2.3 million charge in connection with the Workforce Reduction in the third quarter of 2023, primarily consisting of severance payments, employee benefits and related costs.

Discontinuation of GRECO Trials and Assessment of Potential Strategic Alternatives

On October 31, 2023, we announced the decision to halt the GRECO-1 and GRECO-2 trials, following a futility analysis of the GRECO-2 trial. The analysis indicated that the trial was unlikely to succeed as designed. We believe this decision enables us to conserve cash while we continue to explore potential strategic alternatives with the goal of maximizing shareholder value. Potential strategic alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. We are actively working with an investment bank in this assessment process. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2022 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023 there were no material changes to our critical accounting policies from those discussed in the 2022 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Avasopasem manganese	$1,108	$2,646	$4,491	$6,922
Rucosopasem manganese	3,417	2,284	9,670	6,818
Other research and development expense	478	955	1,830	2,248
Personnel related and share-based compensation expense	1,090	2,220	4,935	6,860
	$6,093	$8,105	$20,926	$22,848

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expense will decrease in the near future due to the discontinuation of our GRECO-1 and GRECO-2 trials, and the completion of our Phase 3 ROMAN trial.

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

We expect that our general and administrative expense will decrease in the near future due to our recent Workforce Reduction. We may incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$6,093	$8,105	$(2,012)	$20,926	$22,848	$(1,922)
General and administrative	4,994	4,853	141	20,849	15,193	5,656
Restructuring costs	2,309	—	2,309	2,309	—	2,309
Loss from operations	(13,396)	(12,958)	(438)	(44,084)	(38,041)	(6,043)
Other income (expense):
Interest income	411	171	240	1,300	256	1,044
Interest expense	(2,087)	(3,245)	1,158	(10,709)	(8,247)	(2,462)
Foreign currency loss	(1)	(1)	—	(2)	(2)	—
Net loss	$(15,073)	$(16,033)	$960	$(53,495)	$(46,034)	$(7,461)

Research and Development Expense

Research and development expense decreased by $2.0 million from $8.1 million for the three months ended September 30, 2022 to $6.1 million for the three months ended September 30, 2023. Avasopasem development costs decreased by $1.5 million due to decreased costs for the ROMAN trial as it neared completion, personnel related and share-based compensation expense decreased $1.1 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.5 million. Partially offsetting these decreases, rucosopasem development costs increased by $1.1 million due to increased expenses in the GRECO-2 trial reflecting increased enrollment.

Research and development expense decreased by $1.9 million from $22.8 million for the nine months ended September 30, 2022 to $20.9 million for the nine months ended September 30, 2023. Avasopasem development costs decreased by $2.4 million, primarily due to decreased costs for the AESOP and EUSOM trials, both of which were completed in 2022, and for the ROMAN trial, personnel related and share-based compensation cost decreased $1.9 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.4 million. Partially offsetting these decreases, rucosopasem development costs increased by $2.9 million, due to increased expenses for the GRECO trials.

General and Administrative Expense

General and administrative expense increased by $0.1 million from $4.9 million for the three months ended September 30, 2022 to $5.0 million for the three months ended September 30, 2023, principally due to avasopasem commercial preparations and medical affairs activities, as well as increased legal expenses, largely offset by reduced personnel related and share-based compensation expenses due to the Workforce Reduction and reduced insurance expense.

General and administrative expense increased by $5.6 million from $15.2 million for the nine months ended September 30, 2022 to $20.8 million for the nine months ended September 30, 2023, due to avasopasem commercial preparations and medical affairs activities, as well as increased legal expenses.

Restructuring Costs

In connection with the CRL announcement, we restructured our operations and reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. As a result of these restructuring initiatives, we incurred total restructuring-related charges of $2.3 million during the three and nine months ended September 30, 2023. No such costs were incurred during the three and nine months ended September 30, 2022.

Interest Income

Interest income increased from $0.2 million for the three months ended September 30, 2022 to $0.4 million for the three months ended September 30, 2023, and increased from $0.3 million for the nine months ended September 30, 2022 to $1.3 million for the nine months ended September 30, 2023, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $2.1 million and $3.2 million in non-cash interest expense during the three months ended September 30, 2023 and 2022, respectively, and $10.7 million and $8.2 million in non-cash interest expense during the nine months ended

September 30, 2023 and 2022, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. The decrease in the interest expense during the three months ended September 30, 2023 was due to a decrease in the imputed interest rate during the period. In August 2023, we received the CRL from the FDA, and as a result we updated the assumptions underlying the calculation of imputed interest expense on the royalty purchase liability.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through September 30, 2023, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $374.7 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In February 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million, after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. During the nine months ended September 30, 2023, warrants were exercised in exchange for 1,020,000 shares of common stock resulting in proceeds of $2.0 million.

In December 2020, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market,” or ATM, offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the nine months ended September 30, 2023, 9,805,457 shares were sold under the Sales Agreement at a weighted average price per share of $0.21, resulting in net proceeds after deducting fees, commissions and other expenses related to the offering of approximately $1.9 million. There is approximately $35.6 million of available capacity under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

As of September 30, 2023, we had $28.4 million in cash, cash equivalents and short-term investments and an accumulated deficit of $431.8 million. We expect our existing cash, cash equivalents and short-term investments as of September 30, 2023, taking into account the discontinuation of the GRECO-1 and GRECO-2 trials, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(34,933)	$(29,481)
Net cash provided by investing activities	23,318	21,215
Net cash provided by financing activities	31,728	1,187
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,113	$(7,079)

Operating Activities

During the nine months ended September 30, 2023, we used $34.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $53.5 million, partially offset by non-cash charges of $15.1 million primarily related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, $3.2 million from the refund of the PDUFA fee, and $0.3 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the nine months ended September 30, 2023, investing activities provided $23.3 million in cash proceeds, primarily from the net sales of our short-term investments.

During the nine months ended September 30, 2022, investing activities provided $21.2 million in cash proceeds from the net sales of our short-term investments.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided $31.7 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023, from the sale of our common stock under the Sales Agreement with Jefferies, and from the exercise of common stock warrants and stock options during the period.

During the nine months ended September 30, 2022, financing activities provided $1.2 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

Funding Requirements

Our future success is dependent on our ability to identify and ultimately consummate a strategic transaction. Potential strategic alternatives to be explored and evaluated during the review process may include a merger, the sale of our company, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with an investment bank in this assessment process. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

Our future funding requirements will depend on many factors, including:

•
the outcome and timing of the process we have initiated to review strategic alternatives, which may include a merger, sale of our company, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies;
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
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the costs of manufacturing arrangements.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates, if approved. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflicts between Russia and Ukraine and Israel and its surrounding regions, the COVID-19 pandemic and uncertainty about economic stability. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our assessment of strategic alternatives. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain.

On May 30, 2023, we filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC, or the CROs, alleging breach of contract and negligence specifically related to an error by the CROs in 2021 in the statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of severe oral mucositis induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial) and seeking damages. In December 2021, we announced that the error in the statistical program for the Phase 3 ROMAN trial had been detected and that correction of this error yielded the correct, statistically significant p-values for the primary endpoint and a key secondary endpoint of the Phase 3 ROMAN trial. In October 2023, the Court granted a joint motion to stay the lawsuit and also ordered that the parties provide a written update to the Court on the earlier of the business day that is (1) twenty-one (21) days after we receive from the FDA the FDA’s meeting minutes from the Type A meeting with the FDA, or (2) ninety (90) days after the date of the entry of the Court’s order.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We currently expect our expenses to decrease following the implementation of a reduction in our workforce by 70% approved in August 2023, or the Workforce Reduction, the wind-down of our commercial readiness efforts for avasopasem, and the discontinuation of our GRECO-1 and GRECO-2 clinical trials. In addition, while we wound down our commercial readiness efforts, if in the future we were to obtain marketing approval for any of our product candidates, we would expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. Furthermore, we will continue to incur significant costs associated with operating as a public company and we may incur significant costs related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts, or cease our operations altogether.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Based on our current operating plan and assumptions, including the implementation of the Workforce Reduction and taking into account the discontinuation of the GRECO-1 and GRECO-2 trials, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2025. Our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. As a result, we are unable to estimate the exact amount of our working capital requirements.

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

Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the outcome and timing of the process we have initiated to review strategic alternatives, which may include a merger, sale of our company, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies;
•
the results, time and cost necessary for completing our clinical trials, if we were to resume such activities;
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

Any financial or strategic option we pursue may not be successful.

In August 2023, in connection with the Complete Response Letter announcement, we initiated a process to explore potential strategic alternatives. We have engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our shareholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our lead product candidate, avasopasem, and if avasopasem does not receive regulatory approval, our business may be harmed.

We currently have no products that are approved for commercial sale.

On August 9, 2023, we announced that we had received a Complete Response Letter, or CRL, from the FDA regarding our NDA for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We requested a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem. During the Type A meeting held on September 28, 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for an additional Phase 3 trial to confirm the efficacy and safety of avasopasem for radiotherapy-induced SOM.

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

For example, in the CRL we received from the FDA in August 2023 related to our NDA for avasopasem for the reduction of SOM in patients with HNC, the FDA communicated that the results from the Phase 3 ROMAN trial together with the supporting data from the Phase 2b GT-201 trial are not sufficiently persuasive to establish substantial evidence of avasopasem’s effectiveness and safety for reducing SOM in patients with HNC. FDA stated that results from an additional clinical trial will be required for resubmission. We requested a Type A meeting with the FDA to understand the FDA’s rationale for its decision and discuss next steps to support an NDA resubmission seeking approval of avasopasem. During the Type A meeting held on September 28, 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for an additional Phase 3 trial to confirm the efficacy and safety of avasopasem for radiotherapy-induced SOM, but there can be no assurance we will be able to secure the funding required to conduct an additional Phase 3 trial and make such a resubmission.

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

In August 2023, we implemented a reduction in force affecting 22 employees, or 70% of our workforce, or the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. We incurred a $2.3 million charge in connection with the Workforce Reduction in the third quarter of 2023, primarily consisting of severance payments, employee benefits and related costs. In connection with the Workforce Reduction, we wound down our commercial readiness efforts for avasopasem and reduced headcount across several departments. We are concurrently evaluating strategic alternatives with the goal of maximizing value for our shareholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction.

The Workforce Reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the Workforce Reduction. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also be unsuccessful in negotiating any desired strategic alternative or partnership relating to such functions on a timely basis, on acceptable terms, or at all. The Workforce Reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the Workforce Reduction, if we experience significant adverse consequences from the reduction in force, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On September 22, 2023, we received two written notices, or the Notices, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that (i) we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement, and (ii) for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Notices have no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until March 20, 2024 to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively.

On September 25, 2023, we received an additional written notice, or the Additional Notice, from Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Publicly Held Shares, or MVPHS, of $15.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C), or the MVPHS Requirement. The

Additional Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “GRTX.” In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until March 25, 2024 to regain compliance with the MVPHS Requirement.

In the event we do not regain compliance with the MVLS Requirement, the Minimum Bid Price Requirement, and the MVPHS Requirement prior to the respective compliance dates above, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel. If we do not regain compliance with the Minimum Bid Price Requirement by March 20, 2024, we may be eligible for a second 180 calendar day compliance period. To qualify, we must submit an application to transfer the listing of our common stock to The Nasdaq Capital Market, which requires we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We would also need to pay an application fee to Nasdaq and to provide written notice of our intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency. If we do not qualify for or fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we decide to appeal any delisting determination, such appeal would be successful.

We intend to actively monitor our MVLS, closing bid price of our common Stock, and our MVPHS and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement, the Minimum Bid Price Requirement, and the MVPHS Requirement. We may also choose to transfer the listing of our common stock to The Nasdaq Capital Market. However, there can be no assurance that we will be able to regain compliance with the MVLS Requirement, the Minimum Bid Price Requirement, and the MVPHS Requirement, or maintain compliance with any other listing requirements, or satisfy the requirements necessary to transfer the listing of our common stock to The Nasdaq Capital Market. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and currently are not required to provide the information otherwise required under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.	8-K	001-39114	3.1	9/25/2020
10.1	Separation Agreement and General Release by Mark Bachleda, dated August 16, 2023					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: November 14, 2023	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer