Form 10-K
period 2023-12-31
Galera Therapeutics, Inc.
filed 2024-03-28
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $129.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 26, 2024 was 54,392,170.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding the impact of our discontinuation of the development of our product candidates; our plans to evaluate strategic alternatives; the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations; and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
•
We have currently halted clinical development of our product candidates, and there can be no assurance that we will resume such clinical development in future.
•
Any financial or strategic option we pursue may not be successful.
•
We are heavily dependent on the success of our lead product candidate, avasopasem manganese (avasopasem) and, because avasopasem has not received regulatory approval and we have halted all commercial preparation efforts, our business has and may continue to be harmed.
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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company that has historically focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Our lead product candidate, avasopasem manganese (avasopasem), is a highly selective small molecule dismutase mimetic that we have been developing for the reduction of severe oral mucositis (SOM) in patients with head and neck cancer (HNC), the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Our second product candidate, rucosopasem manganese (rucosopasem), has been in development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC). The FDA and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

In August 2023, we announced receipt of a Complete Response Letter (CRL) from the FDA regarding our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. With our current resources it is not feasible to conduct this additional trial. We continue to explore appropriate development paths for avasopasem, including in radiotherapy-induced SOM.

In connection with the avasopasem CRL, we wound down our commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by our board of directors, reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. The decision was based on cost-reduction initiatives intended to reduce operating expenses.

In October 2023, we halted our Phase 2b GRECO-2 trial of rucosopasem in patients with LAPC, following a futility analysis of the trial, which indicated that the trial was unlikely to succeed as designed. At the same time, we also halted our Phase 1/2 GRECO-1 trial of rucosopasem in patients with NCSLC.

In October 2023, we also announced that we had engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

Disease Overviews and Our Product Candidates

Reducing Radiotherapy-Induced Toxicities in Patients with Cancer (Radioprotection)

The American Cancer Society estimates approximately two million new cancer cases will be diagnosed in the United States in 2024 and over 50% of patients with cancer will be treated with radiotherapy at some time in their treatment cycle. While radiotherapy has variable success depending on the cancer being treated, the toxicity or side effects associated with its use can limit its effectiveness. Radiotherapy causes acute and late toxicities that affect various organs and functions.

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

Oral Mucositis

Oral mucositis (OM) occurs when radiotherapy induces the production of superoxide that attacks and breaks down the epithelial cells lining the mouth. The severity of OM is commonly measured using the WHO scale, which is also used by the FDA as a basis for product approvals. The scale consists of five Grades: Grade 0 through Grade 4. SOM is commonly defined as Grade 3 or Grade 4 OM.

Grade	WHO Scale Description
0	No OM
1	Erythema (redness) and soreness
2	Erythema and ulcers but patients can swallow solid food
3	Ulcers with extensive erythema and patients cannot swallow solid food
4	Oral alimentation (solid or liquid) is not possible

Each year in the United States, approximately 71,000 patients are diagnosed with HNC, according to the American Cancer Society and we estimate that approximately 65% will be treated with standard-of-care radiotherapy. All patients with HNC treated with radiotherapy are at risk for developing SOM. Based on observations from multiple studies, we estimate that approximately 70% will develop SOM and between 20% to 30% will develop Grade 4 OM.

Current Treatment Landscape and Limitations

There are currently no FDA-approved drugs for the treatment of OM in patients with HNC. In 2020, the Multinational Association of Supportive Care in Cancer and International Society of Oral Oncology (MASCC / ISOO), published an update to the leading clinical practice guidelines for the management of OM. These guidelines, which are summarized below, underscore how limited the existing approaches are for the management of OM in patients with HNC, and that these approaches have been largely palliative to date.

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

Avasopasem for Radiotherapy-Induced Severe Oral Mucositis

Avasopasem is a highly selective small molecule dismutase mimetic that we were developing for the reduction of SOM in patients with HNC. We believe avasopasem, which to date is not approved for any indication, has the potential to address shortcomings associated with current approaches and become the standard of care treatment for SOM in patients with locally advanced HNC.

Potential Benefits of Avasopasem for Severe Oral Mucositis

We believe that avasopasem has the following benefits:

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
•
Maintenance of anti-cancer efficacy of radiotherapy: Two-year follow-up clinical data from our ROMAN trial and GT-201 trials for avasopasem in patients with locally advanced HNC showed similar rates of tumor control and survival between avasopasem and placebo. We believe this is significant as maintenance of anti-cancer efficacy of radiotherapy is of key importance to physicians when considering new drugs to manage side effects of radiotherapy.
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

Reducing Platinum-Induced Nephrotoxicity in Patients with Cancer (Chemoprotection)

While platinum-based chemotherapy is widely used to treat a variety of cancers, the toxicity or side effects associated with its use can limit its dosage and effectiveness. One common cisplatin-induced toxicity results in increased incidence of a condition referred to as chronic kidney disease (CKD) which occurs when cells in the renal tubules are damaged, with such damage progressing into fibrosis over time.

Chronic Kidney Disease

CKD occurs when cisplatin induces the production of superoxide that attacks and breaks down the renal tubule cells in the kidney, and the resulting injury drives a progressive fibrosis compromising kidney function. Over time in its most severe manifestations, CKD may lead to the requirement for renal replacement therapy (dialysis or transplant) or death. Other platinum-containing therapies may also increase the rate of CKD long-term in patients treated with them.

Avasopasem for Platinum-Induced Chronic Kidney Disease

We believe avasopasem, which to date is not approved for any indication, has the potential to address, and become the standard of care treatment for, cisplatin-induced CKD in patients with locally advanced HNC and other cancers.

Potential Benefits of Avasopasem for Cisplatin-Induced CKD

We believe that avasopasem has the following benefits:

•
Mechanism of action designed to address the root cause of platinum-induced renal tubule injury and CKD: There are no products approved to prevent cisplatin-induced CKD, and we believe avasopasem has the potential to address and mitigate the root cause of cisplatin-induced CKD. Avasopasem is designed to rapidly convert superoxide to hydrogen peroxide, reducing renal tubule damage by cisplatin and thereby the incidence and severity of CKD.
•
Compelling clinical data from two positive, randomized, double-blinded placebo-controlled trials: Prospectively defined assessment of renal function through one-year follow-up in our ROMAN trial showed a marked reduction in the incidence of CKD in the avasopasem arm compared to the placebo arm. Retrospective analysis of our GT-201 trial showed similar results.
•
Maintenance of anti-cancer efficacy of chemoradiotherapy: Our ROMAN and GT-201 trials prescribed concurrent cisplatin chemotherapy along with radiotherapy and two-year follow-up clinical data from both trials of avasopasem in patients with locally advanced HNC showed similar rates of tumor control and survival between avasopasem and placebo. We believe this is significant as maintenance of anti-cancer efficacy of cisplatin therapy is of key importance to physicians when considering new drugs to manage side effects.

Historical Clinical Development of Avasopasem and Rucosopasem

We have suspended our clinical development of and halted our commercial readiness efforts for avasopasem and rucosopasem. Below is a summary of the results of our previous clinical trials of avasopasem and rucosopasem.

ROMAN Trial (Phase 3)

In December 2021, we announced positive topline efficacy results from the ROMAN trial. We had previously announced topline results from the ROMAN trial in October 2021. Upon further analysis following the October topline data announcement, an error by the contract research organization was identified in the statistical programming. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. The trial was a randomized, double-blinded, multicenter, placebo-controlled trial assessing the effects of avasopasem on the incidence, duration and severity of SOM. 455 patients were enrolled in the trial and randomized 3:2 in favor of the avasopasem 90 mg treatment arm. Like our Phase 1b/2a and GT-201 trials, the eligible population was patients with locally advanced, squamous cell HNC who were eligible for seven weeks of standard-of-care radiotherapy.

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

Additional endpoints included, among others, reduction in the number of days of SOM experienced by all patients and reduction in the severity of SOM, as well as the effect of treatment on tumor outcomes measured by overall survival (OS), progression-free survival (PFS), locoregional control (LRC), and distant metastasis-free (DMF), rates. Adverse events were monitored during the trial period. One-year tumor outcomes and two-year survival rates were collected.

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

Exploratory analyses, such as time to SOM onset and SOM incidence at various landmarks of radiotherapy delivered, also demonstrated clinical efficacy of avasopasem in reducing the burden of SOM. The median time to onset of SOM for all patients was delayed by 11 days, from 38 days in the placebo arm to 49 days in the avasopasem arm. The incidence of SOM at all radiotherapy landmarks for patients on avasopasem was reduced compared to placebo, with the relative reductions greater than the primary endpoint both earlier during the course of therapy and during the two-week observation period after radiotherapy. The gray (Gy) is the International System of Units unit of absorbed radiation dose.

In another prospectively defined exploratory analysis, after one year of post treatment follow-up, patients treated with avasopasem in combination with IMRT plus cisplatin had a 10% incidence of CKD, compared to 20% of patients in the placebo arm (p=0.0043).

We also followed patients from this trial for tumor outcomes out to one year following radiotherapy and continued to follow patients out to two years for overall survival. In the assessment of tumor outcomes and overall survival, we observed similar outcomes among patients in the avasopasem and placebo arms in OS, PFS, LRC and DMF rates, demonstrating that avasopasem protected HNC patients from SOM without affecting the treatment benefit of standard-of-care chemoradiotherapy.

Avasopasem appeared to be generally well tolerated compared to placebo.

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

Results of this trial were published in the Journal of Clinical Oncology in October 2019.

We followed patients from this trial for tumor outcomes out to two years following radiotherapy. In the two-year assessment of tumor outcomes, we observed similar outcomes among the three arms in OS, PFS, LRC and DMF rates.

Tumor outcome results of this trial were published in the International Journal of Radiation Oncology/Biology/Physics in November 2022.

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

Results of this trial were published in the International Journal of Radiation Oncology/Biology/Physics in February 2018.

Radiotherapy-Induced Esophagitis

Radiotherapy-induced esophagitis is a common and debilitating adverse effect that develops in patients receiving radiotherapy, most commonly for lung, esophageal, breast or head and neck cancers or for lymphoma. Radiotherapy-induced esophagitis is inflammation, edema, erythema, and erosion of the mucosal surface of the esophagus caused by radiotherapy. Esophagitis can be life-threatening, and symptoms include an inability to swallow, severe pain, ulceration, infection, bleeding and weight loss and may require hospitalization. The severity of esophagitis is graded using the National Cancer Institute (NCI) Common Terminology Criteria for Adverse Events, which is a five-point grading scale:

Grade	Description
1	Patients are asymptomatic with only clinical observations
2	Patients are symptomatic with altered eating or swallowing, with oral supplements indicated
3	Patients exhibit severely altered eating or swallowing requiring tube feeding, total parenteral nutrition or hospitalization
4	Patient requires urgent operative intervention; condition is life-threatening
5	Results in death

In lung cancer, there are approximately 235,000 new patients annually in the United States, of which approximately 50,000 are treated with radiotherapy. The overall frequency of Grade 2 or higher esophagitis in patients receiving radiotherapy for the treatment of lung cancer is approximately 50% and approximately 20-30% will experience Grade 3 or higher.

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

Historical Clinical Development of Avasopasem for Esophagitis

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

Increasing Anti-Cancer Efficacy of Radiotherapy (Radiosensitization)

As cancer cells are much more sensitive than normal cells to elevated hydrogen peroxide, we believe the conversion of excess superoxide to hydrogen peroxide by our dismutase mimetics has the potential to increase the anti-cancer efficacy of radiotherapy. We were developing rucosopasem with the goal to increase the anti-cancer efficacy of high daily doses of radiotherapy.

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

Non-Small Cell Lung Cancer Overview

According to the NCI, lung cancer is the leading cause of cancer-related mortality in the United States. SBRT is an established radiotherapy treatment for some forms of NSCLC. Even with current treatment options, NSCLC remains the leading cause of cancer deaths in the United States. As such, improving the effectiveness of lung cancer treatment and improving patient outcomes represents a significant unmet need.

Rucosopasem (GC4711) for Increasing Anti-Cancer Efficacy in Patients Receiving SBRT

Rucosopasem is our second product candidate. We were specifically developing rucosopasem, an analog of avasopasem, with the goal of increasing the anti-cancer efficacy of SBRT.

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

Historical Clinical Development for Increasing Anti-Cancer Efficacy

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

Results of this avasopasem trial were published in The Lancet Oncology in November 2023.

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

The primary objective of the trial was to assess safety with secondary measures assessing, among others, objective response rate, PFS and OS.

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

In October 2023, we halted the GRECO-1 trial, following the futility analysis of the GRECO-2 trial (discussed below).

Phase 2b Trial of rucosopasem in Patients with LAPC (GRECO-2 Trial)

In May 2021, we initiated a randomized, double-blinded, multicenter, placebo-controlled Phase 2b trial of rucosopasem in combination with SBRT in patients with LAPC, which we refer to as the GRECO-2 trial.

The primary objective of this trial was to determine the impact on OS of adding 100 mg of rucosopasem to SBRT following chemotherapy in patients with unresectable or borderline resectable nonmetastatic pancreatic cancer.

In October 2023, we halted our Phase 2b GRECO-2 trial of rucosopasem in patients with LAPC, following a futility analysis of the trial, which indicated that the trial was unlikely to succeed as designed.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We historically have relied on third party contract manufacturing organizations (CMOs), for the supply of current good manufacturing practice- (cGMP-) grade clinical trial materials and commercial quantities of our product candidates. We have a formal agreement with Patheon Manufacturing Services LLC (Patheon) for commercial production of avasopasem, if approved. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Patheon Manufacturing Agreements” in Part II, Item 7 of this Annual Report on Form 10-K.

Competition

The biotechnology and pharmaceutical industries put significant emphasis and resources into the development of novel and proprietary therapies for cancer treatment. We have historically faced potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

The key competitive factors affecting the success of avasopasem and rucosopasem, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are currently no FDA-approved drugs for the treatment of OM in patients with HNC and no FDA-approved drugs or established guidelines for the treatment of radiotherapy-induced esophagitis.

Intellectual Property

Our policy has historically been to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our product candidates and other proprietary technologies, inventions and improvements, including claims related to composition of matter and methods of use, that are important to the development and implementation of our business. We have relied on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications

As of December 31, 2023, our owned and currently pending and/or in-force patent portfolio consisted of approximately 18 issued U.S. patents, 12 pending U.S. patent applications, 112 issued foreign patents including 4 issued European patents that have been validated in many European countries, and 107 pending foreign applications.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO), in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In some instances, such a patent term adjustment may result in the term of a United States patent extending beyond 20 years from the earliest filing date of a non-provisional patent application. In the United States, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. This permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to a maximum of five years beyond the expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act. The length of the patent term extension is related to the length of time the drug is under regulatory review; however, it cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. Only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors.

The two most advanced product candidates in our portfolio as of December 31, 2023, avasopasem and rucosopasem, are protected by issued patents with claims directed to composition of matter and method of use. Avasopasem is covered by a composition of matter patent in the United States that had a natural expiration date in March 2022. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and a patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of avasopasem, including that tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032. A patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. In any event, we can only extend one applicable patent for each approved drug. Rucosopasem is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. A patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. Additional pending or future patent applications may supplement or extend this patent portfolio.

However, there can be no assurance that any of our pending patent applications will issue or that we will pursue or benefit from any patent term extension or favorable adjustment to the term of any of our patents. The applicable authorities, including the FDA in the United States, may not agree with our assessment of whether such patent term extensions should be granted, and if granted, they may grant more limited extensions than we request. In all cases, the total patent life for the product with the patent extension cannot exceed 14 years from the product’s approval date, or in other words, 14 years of potential marketing time. If the patent life of the product after approval has 14 or more years before expiration, the product would not be eligible for patent extension.

We also have pending patent families in the United States that cover certain combinations of our product candidates with several oncology products and therapies that may provide protection for the use of our product candidates in connection with those oncology products and therapies, which, if granted, are projected to expire between 2037 and 2043.

Trademarks and Trade Secrets

As of December 31, 2023, our owned and currently pending and/or in-force trademark portfolio consisted of 3 registered U.S. trademarks, 8 pending U.S. trademark applications, 29 registered foreign trademarks, and 16 pending foreign trademark applications.

Furthermore, we have historically relied upon trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate resources to pursue or remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million (the Royalty Purchase Price), in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, rucosopasem and any pharmaceutical product comprising or containing avasopasem or rucosopasem (collectively, the Products) as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively, under the Royalty Agreement.

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

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we were historically developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of the product candidates that we were developing.

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

Employees

As of March 26, 2024, we had 7 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2012. Our address is 45 Liberty Blvd., Suite 230, Malvern, Pennsylvania 19355. Our common stock is listed on the Nasdaq Global Market under the symbol “GRTX.”

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

In August 2023, in connection with the Complete Response Letter announcement, we initiated a process to explore potential strategic alternatives. We engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If we are unable to undertake any suitable strategic alternative, we may be required to cease operations altogether. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception in 2012, related to expenses for research and development and our ongoing operations, and we anticipate incurring losses for the foreseeable future. Historically, we invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our net losses for the years ended December 31, 2023 and 2022 were $59.1 million and $62.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $437.4 million.

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. Given that we are not currently pursuing the clinical development of our product candidates and are exploring strategic alternatives, we may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek to finance our cash needs through securities offerings or debt financings, or possibly, license and collaboration agreements or research grants. The terms of any financing may adversely affect the holdings or the rights of our stockholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders, including their ownership interest. The incurrence of indebtedness would result in increased fixed or variable payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our stockholders and may cause the market price of our shares to decline.

Risks Related to the Discovery and Development of Our Product Candidates

We have been heavily dependent on the success of our lead product candidate, avasopasem, and because avasopasem has not received regulatory approval and we have suspended all commercial preparation efforts, our business has and may continue to be harmed.

We currently have no products that are approved for commercial sale and have suspended clinical and commercial preparation efforts, and there can be no assurance that we will resume such efforts in future.

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

Obtaining approval of a New Drug Application, or NDA, or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any product candidates.

Clinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. If development of our product candidates is unsuccessful, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.

We have currently suspended clinical development of our product candidates, and there can be no assurance that we will resume such clinical development in future. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. While we have currently halted clinical development, even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Furthermore, we have historically relied on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements with our CROs governing their committed activities, and the ability to audit their performance, we have limited influence over their actual performance. We have relied on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected. For example, in October 2021, we announced topline data from the Phase 3 ROMAN trial of avasopasem in SOM and reported that the trial did not achieve statistical significance on the primary endpoint. Upon further analysis of the ROMAN data, an error by the CRO was identified in the statistical programming. Correction of this error yielded the correct, statistically significant p-values for the primary and a key secondary endpoint. We announced the correct topline results in December 2021.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, such as the EMA or the competent authorities of the member states of the European Union, or EU. Results of clinical trials of our product candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. To date, patients treated with our product candidates have experienced drug-related side effects including lymphopenia, nausea, fatigue, oropharyngeal pain, constipation, radiation skin injury and vomiting.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the institutional review board, or IRBs, at the institutions in which our studies are conducted, or the Data Safety Monitoring Board, or DSMB, could suspend or terminate clinical trials or the FDA or comparable foreign regulatory authorities could require clinical trials to stop or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

In addition, if any of our product candidates receives marketing approval in the future, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, withdraw or limit their approval of the product, or seek an injunction against its manufacture or distribution;
•
the product may be recalled or the way such product is administered to patients may be required to change;
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

•
we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or similar risk management measures, or create a Medication Guide outlining the risks of such side effects for distribution to patients, or implement other changes to how a product is distributed or administered;
•
we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•
we could be sued and held liable for harm caused to patients; and
•
the product may become less competitive.

Risks Related to Competition, Retaining Key Employees and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We have a limited operating history and are highly dependent on the expertise of the principal members of our management team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

As we explore strategic alternatives, and particularly in light of the Workforce Reduction, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to retain competent personnel. If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations.

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In August 2023, we implemented the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. We incurred a $2.3 million charge in connection with the Workforce Reduction in the third quarter of 2023, primarily consisting of severance payments, employee benefits and related costs. In connection with the Workforce Reduction, we wound down our commercial readiness efforts for avasopasem and reduced headcount across several departments.

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

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, including avasopasem and rucosopasem, and technologies. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant dosages or infusion rates for avasopasem and rucosopasem in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for those product candidates. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

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
•
we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who were involved in developing our product candidates, including avasopasem and rucosopasem; and
•
if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates, including avasopasem and rucosopasem, infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidates, including avasopasem and rucosopasem, and we may collaborate with third parties on the development of our product candidates, including avasopasem and rucosopasem, we must, at times, share trade secrets with them. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

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

The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We have received, and in the future may receive financial assistance in support of research and development activities that could result in inventions. We also partner with a number of universities, including the University of Iowa, Northwestern University, and the University of Texas Southwestern Medical Center, with respect to certain of our research, development and manufacturing. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we own, co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all. Doing business internationally involves a number of risks, including but not limited to:

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

Despite the implementation of security measures, our information technology systems and those of our third-party CMOs, CROs, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

While we do not believe that we have experienced any significant failure or accident of our systems, from time to time, we have been the target of cybersecurity breach attempts and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. We do not believe that these cybersecurity breaches have had a material impact on our operations, but future breaches may have such impact. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, and we could incur liabilities. Federal, state and international laws and regulations could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood of, and risks associated with data breach litigation. Further, the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance and business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We are subject to income and non-income taxes in multiple jurisdictions. Income tax accounting often involves complex issues, and judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In particular, the jurisdictions in which we operate have detailed transfer pricing rules, which require that all transactions with non-resident related parties be priced using arm’s length pricing principles within the meaning of such rules. We could be subject to tax audits involving transfer pricing issues. We believe that our tax positions are reasonable and our tax reserves are adequate to cover any potential liability. However, tax authorities in certain jurisdictions may disagree with our position, including the propriety of our related party arm’s length transfer pricing policies and the tax treatment of corresponding expenses and income. If any of these tax authorities were successful in challenging our positions, we may be liable for additional income tax and penalties and interest related thereto in excess of any reserves established therefore, which may have a significant impact on our results and operations and future cash flow.

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital, our ability to undertake a strategic alternative, and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On September 22, 2023, we received two written notices, or the Notices, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that (i) we are no longer in compliance with the minimum Market Value of Listed Securities, or MVLS, of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement, and (ii) for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the

$1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until March 20, 2024 to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively.

On September 25, 2023, we received an additional written notice, or the Additional Notice, from Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Publicly Held Shares, or MVPHS, of $15.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C), or the MVPHS Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until March 25, 2024 to regain compliance with the MVPHS Requirement.

We did not regain compliance with the Minimum Bid Price Requirement or the MVLS Requirement by March 20, 2024, and on March 21, 2024 we received a notice of delisting from Nasdaq. In addition, we did not regain compliance with the MVPHS requirement by March 25, 2024 and on March 26, 2024, we received a notice of delisting from Nasdaq. On March 28, 2024, we requested a hearing before a Nasdaq Hearings Panel (“Panel”) to appeal Nasdaq’s delisting determinations. There can be no assurance that our appeal will be successful. Our hearing request will stay the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. Consequently, we expect our common stock will to remain listed on The Nasdaq Global Market at least until the Panel renders a decision following the hearing.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity, make it more difficult for us to raise additional capital or undertake a strategic alternative. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our directors, officers and principal stockholders own a significant percentage of our stock and, if they choose to act together, are able to exercise influence over matters submitted to stockholders for approval.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 33% of our outstanding common stock as of March 15, 2024. Accordingly, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with the interests of other stockholders. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO (December 31, 2024), (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

An active public trading market for our common stock may not be sustained. The lack of an active market may impair stockholders' ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair value of our shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at a price that they consider reasonable. The market price for our common stock may be influenced by many factors, including:

•
developments in our exploration of strategic alternatives for our business;
•
delays in the commencement, enrollment and the ultimate completion of clinical trials;
•
discontinuation of clinical trials;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on guidance from the National Institute of Standards and Technology (NIST) and other industry sources. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST publications and other sources as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Operating Officer (COO) or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our COO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our principal office is located at 45 Liberty Blvd, Suite 230, Malvern, Pennsylvania 19355, where we lease approximately 6,900 square feet of office space under a lease that terminates on September 30, 2030.

Item 3. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain.

On May 30, 2023, we filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC, or the CROs, seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of severe oral mucositis induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial). In October 2023, the Court granted a joint motion to stay the lawsuit, and in March 2024 the Court granted a joint motion to continue the stay until April 22, 2024.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “GRTX” since November 7, 2019. Prior to that time, there was no public market for our common stock.

On March 26, 2024, there were 12 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2023.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2021, including a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a biopharmaceutical company that has historically focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Our lead product candidate, avasopasem manganese (avasopasem), is a highly selective small molecule dismutase mimetic that we have been developing for the reduction of severe oral mucositis (SOM) in patients with head and neck cancer (HNC), the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Our second product candidate, rucosopasem manganese (rucosopasem), has been in development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT), in patients with non-small cell lung cancer (NSCLC), and locally advanced pancreatic cancer (LAPC). The FDA and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

In August 2023, we announced receipt of a Complete Response Letter (CRL) from the FDA regarding our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. With our current resources it is not feasible to conduct this additional trial. We continue to explore appropriate development paths for avasopasem, including in radiotherapy-induced SOM.

In connection with the avasopasem CRL, we wound down our commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by our Board of Directors, reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. The decision was based on cost-reduction initiatives intended to reduce operating expenses.

In October 2023, we halted our Phase 2b GRECO-2 trial of rucosopasem in patients with LAPC, following a futility analysis of the trial, which indicated that the trial was unlikely to succeed as designed. At the same time, we also halted our Phase 1/2 GRECO-1 trial of rucosopasem in patients with NCSLC.

In October 2023, we also announced that we had engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $377.0 million.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. Given that we have suspended pursuing the clinical development of our product candidates and are exploring strategic alternatives, we may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. Our net loss was $59.1 million and $62.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $18.3 million in cash and cash equivalents and an accumulated deficit of $437.4 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.

Nasdaq Listing Notification

On September 22, 2023, we received two written notices (the Notices) from The Nasdaq Stock Market LLC (Nasdaq) indicating that (i) we are no longer in compliance with the minimum Market Value of Listed Securities (MVLS) of $50.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the MVLS Requirement), and (ii) for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until March 20, 2024 to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, respectively.

On September 25, 2023, we received an additional written notice (the Additional Notice) from Nasdaq, indicating that we are no longer in compliance with the minimum Market Value of Publicly Held Shares (MVPHS) of $15.0 million required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C) (the MVPHS Requirement). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until March 25, 2024 to regain compliance with the MVPHS Requirement.

We did not regain compliance with the Minimum Bid Price Requirement or the MVLS Requirement by March 20, 2024, and on March 21, 2024 we received a notice of delisting from Nasdaq. In addition, we did not regain compliance with the MVPHS requirement by March 25, 2024 and on March 26, 2024, we received a notice of delisting from Nasdaq. On March 28, 2024, we requested a hearing before a Nasdaq Hearings Panel (Panel) to appeal Nasdaq’s delisting determinations. There can be no assurance that our appeal will be successful. Our hearing request will stay the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. Consequently, we expect our common stock will to remain listed on The Nasdaq Global Market at least until the Panel renders a decision following the hearing.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Given the uncertainty of obtaining future avasopasem revenue based on the FDA stating the need for a second Phase 3 trial for NDA resubmission, our inability to conduct that additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

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
•
costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (CROs), as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;
•
expenses incurred under agreements with contract manufacturing organizations (CMOs), including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;
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

The following table summarizes our research and development expenses by program for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Avasopasem manganese	$4,281	$9,086
Rucosopasem manganese	12,188	9,590
Other research and development expense	2,316	3,294
Personnel related and share-based compensation expense	5,330	9,042
	$24,115	$31,012

We have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

If we decide to resume product candidate development, the successful development of any future product candidates would be highly uncertain. We are unable to predict when, if ever, material net cash inflows would commence from sales of any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including:

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
•
the duration of patient follow-up;
•
the results of our clinical trials;
•
significant and changing government regulations; and
•
the impact of unforeseen events on the initiation and completion of our preclinical studies, clinical trials and manufacturing scale-up.

We may never succeed in achieving regulatory approval for any future product candidates we may develop.

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

The process of continuing to evaluate strategic options may be costly, time-consuming and complex, and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2023, we had federal and state tax net operating loss carryforwards of $191.3 million and $213.8 million, respectively, which will begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.7 million which do not expire. As of December 31, 2023, we also had federal, state and foreign research and development tax credit carryforwards of $10.4 million. The federal and state research and development tax credit carryforwards will begin to expire in 2032 and 2037, respectively, unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize a material portion of the NOLs and credits. We have recorded a valuation allowance on substantially all of our deferred tax assets, including our deferred tax assets related to our net operating loss and research and development tax credit carryforwards, given the current uncertainty over our ability to utilize such amounts.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$24,115	$31,012	$(6,897)
General and administrative	22,836	20,214	2,622
Restructuring costs	2,309	—	2,309
Loss from operations	(49,260)	(51,226)	1,966
Other income (expense):
Interest income	1,595	506	1,089
Interest expense	(11,414)	(11,571)	157
Foreign currency loss	(3)	(1)	(2)
Loss before income tax benefit	(59,082)	(62,292)	3,210
Income tax benefit	—	70	(70)
Net loss	$(59,082)	$(62,222)	$3,140

Research and Development Expense

Research and development expense decreased by $6.9 million from $31.0 million for the year ended December 31, 2022 to $24.1 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease of $4.8 million for avasopasem development costs, as the EUSOM and AESOP trials were completed in 2022 and the ROMAN trial reached completion in 2023, and decreased manufacturing expenses. Personnel related and share-based compensation expenses decreased $3.7 million due to decreased headcount and reductions in stock compensation expense and the accruals for 2023 annual bonuses. Other research and development expenses decreased $1.0 million due to reductions in regulatory expenses, costs for independent contractors and consultants, and recruiting expenses. Partially offsetting these decreases, rucosopasem development costs increased $2.6 million as enrollment increased in the GRECO-1 and GRECO-2 trials.

General and Administrative Expense

General and administrative expense increased by $2.6 million from $20.2 million for the year ended December 31, 2022 to $22.8 million for the year ended December 31, 2023, principally due to the timing of spend for avasopasem commercial preparations, which increased $5.3 million, and to professional fees, which increased $1.2 million. Partially offsetting these increases, personnel-related and share-based compensation expenses decreased $2.4 million due to decreased headcount and reductions in stock compensation expense and the accruals for 2023 annual bonuses, and insurance premiums decreased $1.5 million.

Restructuring Costs

In connection with the CRL announcement, we restructured our operations and reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. As a result of these restructuring initiatives, we incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. No such costs were incurred during the year ended December 31, 2022.

Interest Income

Interest income increased by $1.1 million from $0.5 million for the year ended December 31, 2022 to $1.6 million for the year ended December 31, 2023, due to increased interest rates on invested cash and securities.

Interest Expense

We recognized $11.4 million and $11.6 million in non-cash interest expense during the years ended December 31, 2023 and 2022, respectively, in connection with the Royalty Agreement with Blackstone Life Sciences. Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, our inability to conduct an additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through December 31, 2023, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $377.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, pursuant to which we could, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM), offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock pursuant to the Sales Agreement were made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2023, we sold an aggregate of 10,463,504 shares of our common stock under the Sales Agreement at a weighted average price per share of $0.20, generating aggregate net proceeds of $1.7 million after deducting fees, commissions and other expenses. The S-3 expired on December 1, 2023, and therefore as of December 31, 2023, no further sales are available under the Sales Agreement.

On February 17, 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. We received net proceeds of approximately $27.6 million from this offering, after deducting placement agent fees and offering expenses.

As of December 31, 2023, we had $18.3 million in cash and cash equivalents and an accumulated deficit of $437.4 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(44,848)	$(43,426)
Net cash provided by investing activities	27,293	23,994
Net cash provided by financing activities	31,496	3,889
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,941	$(15,543)

Operating Activities

During the year ended December 31, 2023, we used $44.8 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $59.1 million plus $6.2 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $17.2 million primarily related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, and $3.2 million from the refund of the PDUFA fee. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During the year ended December 31, 2023, investing activities provided $27.3 million, primarily from the net sales of our short-term investments.

During the year ended December 31, 2022, investing activities provided $24.0 million in cash proceeds from net sales of our short-term investments.

Financing Activities

During the year ended December 31, 2023, financing activities provided $31.5 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023, from the sale of our common stock under the Sales Agreement with Jefferies, and from the exercise of common stock warrants and stock options during the period.

During the year ended December 31, 2022, financing activities provided $3.9 million from the sale of our common stock under the Sales Agreement with Jefferies and the exercise of stock options.

Funding Requirements

Our future success is dependent on our ability to identify and ultimately consummate a strategic transaction. Potential strategic alternatives to be explored and evaluated during the review process may include a merger, the sale of our company, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. We are actively working with a financial advisor in this process. If we are unable to undertake any strategic alternative, we may be required to cease operations altogether.

Our future funding requirements will depend on many factors, including:

•
the outcome and timing of the process we have initiated to review strategic alternatives, which may include a merger, sale of our company, acquisition or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies;
•
the scope, progress, results and costs of any future preclinical studies and clinical trials;
•
the scope, prioritization and number of any future research and development programs;
•
the costs, timing and outcome of regulatory review of any future product candidates;
•
our ability to establish and maintain any future collaborations on favorable terms, if at all;

•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any future collaboration agreements, if any;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the costs of securing manufacturing arrangements for any future commercial production.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any future product candidates, if approved, may not achieve commercial success.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our assessment of strategic alternatives. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million (the Royalty Purchase Price), in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for avasopasem, rucosopasem and any pharmaceutical product comprising or containing avasopasem or rucosopasem (collectively, the Products), as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively, under the Royalty Agreement.

In May 2020, we entered into Amendment No. 1 to the Royalty Agreement (the Amendment), with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. We received the new $20.0 million tranche of the Amendment in June 2021, in connection with the enrollment of the first patient in the GRECO-2 trial. Also in June 2021, we completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche, and received the associated $37.5 million in July 2021.

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

Patheon Manufacturing Agreements

In August 2021, we entered into a Master Manufacturing Services Agreement with Patheon (the Master Agreement). The Master Agreement governs the general terms under which Patheon, or one of its affiliates, will provide non-exclusive manufacturing services to us for the drug products specified by us from time to time. Pursuant to the Master Agreement, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a related product agreement. Each product agreement that we may enter into from time to time will be governed by the terms of the Master Agreement, unless expressly modified in such product agreement.

In August 2021, we and Patheon entered into a product agreement for avasopasem (the Product Agreement), under the Master Agreement to govern the terms and conditions of Patheon’s manufacture and commercial supply to us of avasopasem manganese from Patheon’s Greenville, North Carolina manufacturing site.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 28, 2024

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,257	$4,266
Short-term investments	—	27,331
Restricted cash	—	50
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	3,372	3,646
Total current assets	21,629	38,535
Property and equipment, net	71	438
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	1,212	43
Other assets	90	1,881
Total assets	$26,141	$44,036
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,375	$3,581
Accrued expenses	3,449	9,754
Lease liabilities	133	44
Total current liabilities	4,957	13,379
Royalty purchase liability	151,049	139,635
Lease liabilities, net of current portion	1,117	—
Deferred tax liability	203	203
Total liabilities	157,326	153,217
Commitments (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 54,392,170 and 28,510,066 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	54	28
Additional paid-in capital	306,167	269,137
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(437,406)	(378,324)
Total stockholders’ deficit	(131,185)	(109,181)
Total liabilities and stockholders’ deficit	$26,141	$44,036

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2023	2022
Operating expenses:
Research and development	$24,115	$31,012
General and administrative	22,836	20,214
Restructuring costs	2,309	—
Loss from operations	(49,260)	(51,226)
Other income (expenses):
Interest income	1,595	506
Interest expense	(11,414)	(11,571)
Foreign currency loss	(3)	(1)
Loss before income tax benefit	(59,082)	(62,292)
Income tax benefit	—	70
Net loss	(59,082)	(62,222)
Net loss per share of common stock, basic and diluted	$(1.33)	$(2.30)
Weighted-average shares of common stock outstanding, basic and diluted	44,549,285	27,086,664

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2023	2022
Net loss	$(59,082)	$(62,222)
Unrealized gain (loss) on short-term investments	22	(8)
Comprehensive loss	$(59,060)	$(62,230)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at December 31, 2021	26,458,767	$26	$258,086	$(14)	$(316,102)	$(58,004)
Share-based compensation expense	—	—	7,164	—	—	7,164
Exercise of stock options	68,526	—	81	—	—	81
Sale of shares under Open Market Sale Agreement, net	1,982,773	2	3,806	—	—	3,808
Unrealized loss on short-term investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(62,222)	(62,222)
Balance at December 31, 2022	28,510,066	28	269,137	(22)	(378,324)	(109,181)
Share-based compensation expense	—	—	5,560	—	—	5,560
Exercise of stock options	78,600	1	187	—	—	188
Exercise of common stock warrants	1,020,000	1	2,008	—	—	2,009
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Sale of shares under Open Market Sale Agreement, net	10,463,504	10	1,691	—	—	1,701
Unrealized gain on short-term investments	—	—	—	22	—	22
Net loss	—	—	—	—	(59,082)	(59,082)
Balance at December 31, 2023	54,392,170	$54	$306,167	$—	$(437,406)	$(131,185)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2023	2022
Operating activities:
Net loss	$(59,082)	$(62,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	114
Noncash interest expense	11,414	11,571
Share-based compensation expense	5,560	7,164
Gain on disposal of property and equipment	(72)	—
Deferred tax liability	—	(70)
Changes in operating assets and liabilities:
Refundable PDUFA fee	3,242	(3,242)
Prepaid expenses and other current assets	514	2,529
Other assets	1,932	330
Accounts payable	(2,206)	(1,463)
Accrued expenses	(6,305)	2,121
Other liabilities	(104)	(258)
Cash used in operating activities	(44,848)	(43,426)
Investing activities:
Purchases of short-term investments	(22,643)	(59,891)
Proceeds from sales of short-term investments	49,995	83,910
Purchase of property and equipment	(59)	(25)
Cash provided by investing activities	27,293	23,994
Financing activities:
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	27,598	—
Proceeds from the sale of common stock under the Open Market Sale Agreement, net of issuance costs	1,701	3,808
Proceeds from the exercise of common stock warrants	2,009	—
Proceeds from exercise of stock options	188	81
Cash provided by financing activities	31,496	3,889
Net increase (decrease) in cash, cash equivalents and restricted cash	13,941	(15,543)
Cash, cash equivalents and restricted cash at beginning of year	4,316	19,859
Cash, cash equivalents and restricted cash at end of year	$18,257	$4,316
Supplemental schedule of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligation	$1,310	$—
Sale of property and equipment in exchange for prepaid future services	$240	$—

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a biopharmaceutical company that was historically focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company's lead product candidate, avasopasem manganese (avasopasem), was being developed for the reduction of severe oral mucositis (SOM) in patients with head and neck cancer (HNC), the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. The Company’s second product candidate, rucosopasem manganese (rucosopasem), was in development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC). The U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

In August 2023, the Company announced that it had received a Complete Response Letter (CRL) from the FDA regarding the Company’s New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. It is not feasible to conduct an additional trial with the Company’s current resources.

In connection with the CRL, the Company wound down its commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by the Company’s board of directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses.

In October 2023, the Company halted its Phase 2b GRECO-2 trial of rucosopasem in patients with LAPC, following a futility analysis of the trial, which indicated that the trial was unlikely to succeed as designed. At the same time, the Company also halted its Phase 1/2 GRECO-1 trial of rucosopasem in patients with NCSLC.

In October 2023, the Company also announced that it had engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. If the Company is unable to undertake any strategic alternative, it may be required to cease operations altogether.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $437.4 million as of December 31, 2023. The Company expects its existing cash and cash equivalents as of December 31, 2023 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2025.

The Company’s future capital requirements will depend on the results of its ongoing strategic evaluation. If the Company is unable to undertake any strategic alternative, its board of directors may decide to pursue a dissolution and liquidation of the Company.

In December 2020, the Company filed an S-3 registration statement with the Securities and Exchange Commission (SEC) which covered the offering, issuance and sale of up to $200.0 million in Company securities, which included an Open Market Sale Agreement with Jefferies LLC (the Sales Agreement) covering the offering, issuance and sale of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock,

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which could be utilized to raise funding for future operating expenses and capital expenditure requirements. During the year ended December 31, 2023, the Company sold approximately 10.5 million shares of common stock and received net proceeds of $1.7 million pursuant to the Sales Agreement. The S-3 expired on December 1, 2023, and therefore no further sales are available under the Sales Agreement.

On February 17, 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. The Company received net proceeds of approximately $27.6 million from this offering, after deducting placement agent fees and offering expenses.

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

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Short-term investments are recorded at their estimated fair value. The royalty purchase liability is accounted for as debt and interest is accreted over the expected repayment period. Based on the outcome from the Company’s discussions with the FDA reiterating the need for an additional Phase 3 trial to support resubmission of the avasopasem NDA, the Company is exploring potential strategic alternatives for the development of avasopasem as it is not feasible to conduct an additional clinical trial with the Company’s current resources. Due to the uncertainty of

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obtaining regulatory approval and successful commercialization of avasopasem, it is impractical to determine the fair value of the debt.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents. The Company had no short-term investments as of December 31, 2023.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2023 and 2022 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations.

Restricted cash

Restricted cash represented collateral provided under a commercial credit card agreement entered into with TD Bank, N.A. during July 2022. Restricted cash was $50,000 as of December 31, 2022. The Company has recorded this deposit and accumulated interest thereon as restricted cash on its consolidated balance sheet. In October 2023, the commercial credit card agreement was terminated by the Company and the bank removed the restriction on the cash.

Refundable PDUFA fee

In December 2022, the Company paid a $3.2 million Prescription Drug User Fee Act (PDUFA) fee to the FDA in conjunction with the filing of its NDA for avasopasem. The Company requested and was granted a small business waiver of this PDUFA fee from the FDA. The Company received the refund of the PDUFA fee from the FDA in May 2023.

Short-term investments

Short-term investments consisted of debt securities with a maturity of greater than three months when acquired. The Company classified its short-term investments at the time of purchase as available-for-sale securities. Short-term investments were $27.3 million, net of unrealized losses of $8,000, as of December 31, 2022. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit), until realized. The Company had no short-term investments as of December 31, 2023.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows,

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2023, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company determined that there was no impairment to goodwill or IPR&D.

The Company believes it has sufficient future cash flows to support the value of its goodwill and IPR&D. The Company will continue to evaluate its timelines for commercialization and probability of success of development of its IPR&D assets. Further reductions to probabilities of success, decrease in market share, additional development and commercial launch delays, increases in underlying discount rates, or any decision to undertake any strategic alternative that the Company has initiated, have the potential to result in future goodwill or IPR&D impairments.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, the Company’s inability to conduct an additional trial with its current resources, and its focus on exploring strategic alternatives for the development of avasopasem, coupled with the Company’s decision in October 2023 to discontinue its clinical trials of rucosopasem, the Company suspended accreting interest on the royalty purchase liability and amortizing the fees paid to the Blackstone Purchaser related to the Amendment at the end of October 2023.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (short-term leases). For short-term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no short-term leases as of December 31, 2023 and 2022.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. During each of the years ended December 31, 2023 and 2022, the Company provided matching contributions of $0.3 million.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2023	2022
Stock options	5,739,488	5,783,185
Common stock warrants	13,850,661	550,661
	19,590,149	6,333,846

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,964	$—	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$3,467	$—	$—

Short-term investments
U.S. government agency securities	$—	$8,172	$—
U.S. Treasury obligations	19,159	—	—
Total short-term investments	$19,159	$8,172	$—

There were no changes in valuation techniques during the years ended December 31, 2023 and 2022. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	December 31,	December 31,
	2023	2022
Prepaid clinical expenses	$1,450	$1,359
Prepaid insurance	1,302	1,396
Other prepaid expenses and other current assets	620	891
	$3,372	$3,646

5. Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$—	$1,398
Computer hardware and software	305	292
Leasehold improvements	46	270
Furniture and fixtures	179	179
Property and equipment, gross	530	2,139
Less: Accumulated depreciation and amortization	(459)	(1,701)
Property and equipment, net	$71	$438

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $0.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

In 2023, the Company wrote off $0.3 million of leasehold improvements related to the previous office space for which the lease expired in February 2023. In addition, the Company wrote off $1.4 million of laboratory equipment that was either sold, exchanged in a barter transaction for future services, or otherwise disposed of in 2023.

6. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,	December 31,
	2023	2022
Compensation and related benefits	$121	$2,655
Restructuring costs	443	—
Research and development expenses	2,672	6,764
Professional fees and other expenses	213	335
	$3,449	$9,754

7. Royalty purchase liability

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

In May 2020, the Company entered into Amendment No. 1 to the Royalty Agreement (the Amendment) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, the successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million, to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. The Company accounted for the Amendment as a debt modification and is amortizing fees paid to the Blackstone Purchaser related to the Amendment over the estimated term of the royalty purchase liability utilizing the effective-interest method. In June 2021, the Company received the new tranche ($20.0 million) under the Amendment in connection with the enrollment of the first patient in a Phase 2b trial of rucosopasem in combination with SBRT in patients with locally advanced pancreatic cancer, which the Company refers to as the GRECO-2 trial. Also in June 2021, the Company completed enrollment in its ROMAN trial, thereby achieving the milestone associated with the fourth tranche ($37.5 million) under the Amendment, which was received in July 2021.

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of December 31, 2023 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company recognized $11.4 million and $11.6 million in noncash interest expense during the years ended December 31, 2023 and 2022, respectively. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants are equity-classified and were valued at $4.7 million at the time of issuance using the Black-Scholes option pricing model. The warrants were recorded as a discount to the royalty purchase liability. The Company amortizes the debt discount to interest expense over the estimated term of the royalty purchase liability utilizing the effective-interest method. The Company suspended amortizing the debt discount to interest expense after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem.

8. Leases

The Company has a non-cancelable operating lease for office and laboratory space in Malvern, Pennsylvania which, as of December 31, 2023, has a remaining lease term of approximately 6.8 years. The discount rate used to account for the Company’s operating lease is the Company’s estimated incremental borrowing rate of 5.4%.

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating Leases
Right-of-use lease assets	$1,212	$43

Lease liabilities, current	133	44
Lease liabilities, net of current portion	1,117	—
Total operating lease liabilities	$1,250	$44

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows:

	Year ended December 31,
	2023	2022
Operating lease costs
Operating lease rental expense	$191	$267
Total operating lease expense	$191	$267

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$150	$266
Right-of-use assets obtained in exchange for lease obligation
Operating leases	1,310	—

Our operating lease liabilities as of December 31, 2023 will mature, as follows (amounts in thousands):

2024	195
2025	217
2026	220
2027	224
2028 and after	633
Total	1,489
Less: imputed interest	(239)
$1,250

9. Commitments

Executive employment agreements

The Company has entered into employment agreements with certain key executives, providing for compensation and severance in certain circumstances, such as a change in control, as described in the respective agreements.

Legal matters

The Company is subject from time to time to various claims and legal actions arising during the ordinary course of its business. Management believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

10. Stockholders' Equity (Deficit)

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. During the year

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2023, warrants were exercised in exchange for 1,020,000 shares of common stock resulting in proceeds of $2.0 million. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of December 31, 2023.

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it could, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock pursuant to the Sales Agreement were made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company was required to pay Jefferies a commission equal to three percent of the gross sales proceeds and provided Jefferies with customary indemnification rights. During the years ended December 31, 2023 and 2022, 10,463,504 and 1,982,773 shares were sold under the Sales Agreement, respectively, at a weighted average price per share of $0.20 and $2.00, respectively. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $1.7 million and $3.8 million, respectively, for the years ended December 31, 2023 and 2022. The S-3 expired on December 1, 2023, and therefore no further sales are available under the Sales Agreement.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2023 was 1,665,268.

2019 Incentive Award Plan

In connection with the Company’s Initial Public Offering (IPO) in November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Incentive Award Plan (the 2019 Plan), which became effective upon the effectiveness of the registration statement on Form S-1 for the IPO. Upon effectiveness of the 2019 Plan, the Company ceased granting new awards under the Prior Plan.

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2023, there were 2,535,043 shares available for future issuance under the 2019 Plan, including 1,140,402 shares added pursuant to this provision effective January 1, 2023. Pursuant to this provision, the Company added an additional 2,175,686 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2024. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of December 31, 2023, there were 1,291,184 shares available for issuance under the ESPP, including 285,100 shares added pursuant to this provision effective January 1, 2023. Pursuant to this provision, the Company added an additional 543,921 shares to the total shares available for issuance under the ESPP effective January 1, 2024.

2023 Employment Inducement Award Plan

On April 28, 2023, the Company's board of directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of December 31, 2023, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based compensation expense was as follows for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$1,675	$2,596
General and administrative	3,885	4,568
	$5,560	$7,164

The following table summarizes the activity related to stock option grants for the year ended December 31, 2023:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2023	5,783,185	$6.86	6.8
Granted	2,424,844	2.13
Exercised	(78,600)	2.39
Forfeited	(2,389,941)	4.64
Outstanding at December 31, 2023	5,739,488	$5.85	6.6
Vested and exercisable at December 31, 2023	3,878,156	$7.07	5.5
Vested and expected to vest at December 31, 2023	5,739,488	$5.85	6.6

The Company's stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the unrecognized compensation cost was $4.3 million and will be recognized over an estimated weighted-average remaining amortization period of 1.9 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2023 were zero. Options granted during the years ended December 31, 2023 and 2022 had weighted-average grant-date fair values of $1.68 and $1.57 per share, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the years ended December 31, 2023 and 2022 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2023	2022
Expected term (in years)	6.2	6.2
Expected stock price volatility	95.4%	92.7%
Risk-free interest rate	4.05%	2.07%
Expected dividend yield	0%	0%

11. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2023	2022
Domestic	$(59,067)	$(62,281)
Foreign	(15)	(11)
	$(59,082)	$(62,292)

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax benefit for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	Year ended December 31,
	2023	2022
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	—
State	—	(70)
Foreign	—	—
	—	(70)
Total income tax benefit	$—	$(70)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	3.1	3.1
Net operating loss carryforwards	0.4	0.1
Change in tax rate	—	(9.6)
Sale of royalty interest	(4.1)	(3.9)
Research and development	5.2	(0.8)
Change in valuation allowance	(24.4)	(9.1)
Share-based compensation	(0.5)	(0.6)
Other	(0.7)	(0.1)
Total provision	—%	0.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$48,957	$41,697
Share-based compensation	4,518	3,731
Research and development credits	10,382	7,287
Capitalized research and development expenses	9,701	6,354
Accrued expenses and other	107	82
Gross deferred tax assets	73,665	59,151
Valuation allowance	(72,861)	(58,424)
Net deferred tax asset	804	727
Deferred tax liabilities
Accrued expenses and other	(424)	(348)
Acquired in-process research and development	(583)	(582)
Net deferred tax liabilities	$(203)	$(203)

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, depending on where the research is conducted. The Company has $22 million of research and development costs being capitalized in 2023. However, given the Company has a valuation allowance against its deferred tax assets, including the capitalized research and development costs, the enacted provision does not have a material impact on the consolidated financial statements.

The valuation allowance increased by $14.4 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2023 and 2022, respectively (in thousands):

	December 31,
	2023	2022
Combined NOL Carryforwards:
Federal	$191,315	$162,335
State	213,784	184,382
Foreign	1,745	1,716

As of December 31, 2023, the Company had federal and state net operating losses of $191.3 million and $213.8 million, respectively, which will begin expiring in 2032. The Company also had foreign net operating loss carryforwards of $1.7 million which do not expire. As of December 31, 2023, the Company also had federal, state, and foreign research and development tax credit carryforwards of $10.4 million. The federal and state research and development tax credit carryforwards will begin to expire in 2032 and 2037, respectively, unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change tax credits as well as its net operating losses (NOLs) to offset future taxable income. During 2021, the Company conducted a Section 382 study and determined that approximately $63.7 million in NOLs and $2.7 million in research and development tax credits are limited by Section 382 as of December 31, 2021. As a result of the Section 382 analysis, approximately $1.4 million of research and development tax credits are scheduled to expire unused due to the annual Section 382 limitation and therefore were written off in 2021. There has been no subsequent Section 382 analysis performed, therefore it is possible that additional limitations on the Company’s NOLs and research and development tax credits may exist if an ownership change has occurred since 2021. Future changes in the Company’s stock ownership, some of which might be beyond its control, could result in an ownership change under Section 382 of the Code, further limiting the Company’s ability to utilize a material portion of the NOLs and research and development tax credits.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2023, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2020 through 2022 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the years ended December 31, 2023 and 2022 were $0.3 million and $0.2 million, respectively.

13. Restructuring charges

On August 9, 2023, the Company announced a plan to reduce expenses and extend its cash runway. In connection with this plan, the Company's board of directors approved the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. The Company incurred a $2.3 million charge in the third quarter of 2023 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs.

The following table summarizes the restructuring balances at December 31, 2023 (in thousands):

2023
Balance, January 1	$—
Current year restructuring costs	2,309
Payment of employee severance and related costs	(1,866)
Balance, December 31	$443

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On March 27, 2024, our board of directors unanimously adopted amended and restated bylaws of the Company (the Amended and Restated Bylaws), effective immediately. Among other things, the Amended and Restated Bylaws:

•
Enhance the existing procedural mechanics for stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) at stockholder meetings, including, without limitation, as follows:

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o
To require that the nominating or proposing stockholder be a stockholder of record at the time of submitting a notice through the date of the applicable meeting;
o
To require additional disclosures from nominating or proposing stockholders and proposed nominees; and
o
To clarify that the number of candidates a stockholder may nominate for election at a meeting may not exceed the number of directors to be elected at such meeting and that substitute nominations are prohibited;
•
Address matters relating to Rule 14a-19 under the Exchange Act (the Universal Proxy Rules) (e.g., providing the Company a remedy if a stockholder fails to satisfy the requirements of the Universal Proxy Rules, requiring nominating stockholders to make a representation as to whether they intend to use the Universal Proxy Rules, requiring stockholders intending to use the Universal Proxy Rules to provide reasonable evidence of the satisfaction of the requirements of the Universal Proxy Rules at least five business days before the applicable meeting upon the Company’s request, etc.);
•
Clarify that our board of directors may designate any director or officer of the Company to preside over any meeting of the stockholders and that the person presiding over any stockholder meeting may adjourn the meeting, whether or not a quorum is present;
•
Modify the provisions relating to stockholder meeting adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect amendments to the Delaware General Corporation Law;
•
Clarify the procedures and mechanics related to the use of proxies; and
•
Make various other updates, including ministerial and conforming changes.

The foregoing summary of the amendments does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	67	President, Chief Executive Officer and Director
Christopher Degnan	44	Chief Financial Officer
Robert A. Beardsley, Ph.D.	63	Chief Operating Officer
Jennifer Evans Stacey	59	Chief Legal & Compliance Officer and Secretary
Non-Employee Directors
Michael Powell, Ph.D.(3)	69	Chairman of the Board
Lawrence Alleva(1)(2)	74	Director
Emmett Cunningham, M.D., Ph.D., MPH	63	Director
Kevin Lokay(1)(2)(3)	67	Director
Linda West (1)(2)(3)	65	Director

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

Robert A. Beardsley, Ph.D., a co-founder of the Company, has served as our Chief Operating Officer since 2014, and previously served as our Executive Chair from 2012 to 2017. Prior to this, Dr. Beardsley was Chair and Chief Executive Officer at Galera Therapeutics, LLC from 2010 to 2012, Chief Executive Officer at Metabolic Solutions Development Corporation from 2009 until 2010, and at Kereos from 2003 until 2009, and the acting Chief Executive Officer at Metaphore Pharmaceuticals, Inc. in 2002. He has also served in various management roles at Confluence Life Sciences, bioStrategies Group, Vector Securities International, Enzyme Organics and Mobil Oil. Dr. Beardsley serves on the board of Euclises, a private company, and has served on a number of boards of directors of public and private companies including Epigenetx, KemPharm, Kereos, CollaGenex Pharmaceuticals, Bioseek, and Metaphore Pharmaceuticals. Dr. Beardsley received a B.S. in Chemical Engineering, a Ph.D. in Biochemical Engineering from the University of Iowa and an M.B.A. in Finance from the University of Chicago.

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

Non-Employee Directors

Michael Powell, Ph.D. has served as a member of our board of directors since November 2016 and as its Chair since July 2017, and also serves as Chair of our Nominating and Corporate Governance Committee. In August 2021, Dr. Powell joined Omega Funds as an Executive Partner. Previously, he was a General Partner at Sofinnova Investments, a biopharmaceutical investment firm, from 1997 until June 2021. Dr. Powell was Group Leader of Drug Delivery at Genentech from 1990 until 1997, and Director of Product Development at Cytel from 1987 until 1990. Dr. Powell currently serves on the board of directors of Aerium Therapeutics, a private company. Until Checkmate Pharma’s acquisition by Regeneron in May 2022, Dr. Powell served as the Chair of the board of directors of Checkmate Pharma and has served on the boards of directors of several private companies. He served on the Washington University board of trustees in St. Louis and was an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a Ph.D. in Physical Chemistry from the University of Toronto and he completed post-doctoral studies in Bioorganic Chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in investing in pharmaceutical companies.

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

Emmett Cunningham, M.D., Ph.D. has served as a member of our board of directors since September 2018. Dr. Cunningham is currently a Senior Partner at HealthQuest Capital Management. He was an Executive Advisor at Blackstone Life Sciences, a life sciences investment firm, until 2023, having joined Blackstone as part of its acquisition of Clarus in December 2018. At Blackstone, he served as Senior Managing Director from November 2018 and as an Operating Partner from January 2022 until March 2023 prior to assuming the role of Executive Advisor. Dr. Cunningham joined Clarus in 2006 as a Principal. From February 2004 to December 2005, he was Senior Vice President, Medical Strategy at Eyetech Pharmaceuticals, Inc., a pharmaceutical company. From April 2002 to February 2004, Dr. Cunningham was Vice President of Clinical Research Development and Licensing. Dr. Cunningham is also Adjunct Clinical Professor of Ophthalmology at Stanford University School of Medicine and the co-founder and Chair of the Ophthalmology Innovation Summit. Dr. Cunningham previously served on the boards of directors of Annexon Biosciences from December 2014 until February 2021, Graybug Vision from May 2016 to September 2020, and Lumos Pharma from January 2019 until February 2021, and as the Chair of the board of directors of Restoration Robotics from October 2017 to June 2018 and on the boards of two private companies, SFJ Pharmaceuticals Group and Silktech Biopharmaceuticals from June 2014 until March 2023 and from November 2017 and March 2023, respectively. Dr. Cunningham received a B.S. from Drexel University, a B.A., M.D. and M.P.H. from Johns Hopkins University and a Ph.D. in neuroscience from the University of California at San Diego. We believe Dr. Cunningham is qualified to serve on our board of directors due to his experience in research and investing in medical companies.

Kevin Lokay has served as a member of our board of directors since March 2019. Mr. Lokay served in multiple leadership roles at AstraZeneca plc, a pharmaceutical company, from August 2018 until his retirement in June 2023. Mr. Lokay most recently served as Head of Change Implementation for the U.S. Oncology Business, a position he held from April 2022 until his retirement. From November 2019 to April 2022, Mr. Lokay was Head of the U.S. Immuno-oncology Franchise at AZ, and prior to that, Mr. Lokay was the Head of the U.S. Lung Cancer Franchise at AZ from August 2018 until November 2019. Mr. Lokay served as an advisor to AbbVie Inc., a pharmaceutical company, from August 2017 until December 2017. Mr. Lokay was previously Vice President and Business Unit Head, Oncology at Boehringer Ingelheim, a pharmaceutical company, a position he held from December 2009 until December 2016. Prior to joining Boehringer Ingelheim, he was President and Chief Executive Officer of Cytogen Corporation from 2007 until 2008 and served in various positions at GlaxoSmithKline from 1997 until 2007 and at Merck & Co. from 1981 until 1997. Mr. Lokay received a B.A. in Economics from Lafayette College and a M.S. from Purdue University. We believe that Mr. Lokay is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry.

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

Board Diversity Matrix

Board Diversity Matrix (As of March 15, 2024)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose
				Gender
Part I: Gender Identity
Directors	1	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Code of Business Conduct and Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.galeratx.com, in the “Investors” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Lawrence Alleva, Kevin Lokey and Linda West. Mr. Alleva serves as the Chairperson of the Audit Committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Mr. Alleva qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our current and former executive officers who are named in the 2023 Summary Compensation Table below. In 2023, our “named executive officers” and their positions were as follows:

•
J. Mel Sorensen, M.D., President and Chief Executive Officer;
•
Christopher Degnan, Chief Financial Officer;
•
Robert A. Beardsley, Ph.D., Chief Operating Officer; and
•
Mark Bachleda, Pharm.D., former Chief Commercial Officer.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years presented.

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)
J. Mel Sorensen, M.D.,	2023	616,505	617,628	—	16,132	1,250,265
President and Chief Executive Officer	2022	596,860	453,096	295,446	16,045	1,361,448
Christopher Degnan,	2023	460,845	259,684	—	13,200	733,729
Chief Financial Officer	2022	432,250	231,347	159,068	12,200	834,865
Robert A. Beardsley, Ph.D.,	2023	451,389	189,499	—	13,200	654,088
Chief Operating Officer	2022	446,195	128,526	171,369	11,150	757,240
Mark Bachleda, Pharm.D.,	2023	309,992	189,499	—	211,818	711,309
former Chief Commercial Officer	2022	475,000	128,526	172,900	12,200	788,626

(1) Represents the grant date fair value of stock options computed in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2) The amount shown for Dr. Sorensen represents company matching contributions under our 401(k) plan and certain travel related payments under our travel policy. Amounts shown for Mr. Degnan and Dr. Beardsley represent company matching contributions under our 401(k) plan. Amount shown for Dr. Bachleda represents company matching contributions under our 401(k) plan, severance payments, and company reimbursement for COBRA medical and dental insurance premiums. See “Former Chief Commercial Officer” below for additional information.

Narrative Disclosure to Summary Compensation Table

2023 Salaries

Our named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salaries of our named executive officers are reviewed from time to time and adjusted when our Board of Directors or compensation committee determines an adjustment is appropriate.

During 2023, the compensation committee increased the annual base salary for Dr. Sorensen from $601,635 to $619,479, the annual base salary for Mr. Degnan from $438,900 to $465,234, the annual base salary for Dr. Beardsley from $447,658 to $452,135, and the annual base salary for Dr. Bachleda from $475,000 to $489,250, each effective March 2023, in recognition of the executive’s individual performance and based on compensation data provided by AON/Radford.

2023 Bonuses

We maintain a discretionary bonus plan that is designed to motivate and reward our executives, including our named executive officers, for achievements relative to our goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, expressed as a percentage of his annual base salary. Following the end of each year, our Board of Directors determines the bonuses for our executives, including our named executive officers, based on company performance against pre-established objectives and, for certain executives, individual performance, and retains discretion to allow for individual adjustments based on such factors as it deems appropriate. Bonus targets for 2023 were based 80% on achievement of corporate goals and 20% on achievement of individual goals for Mr. Degnan, Dr. Beardsley and Dr. Bachleda. Dr. Sorensen’s 2023 target bonus was solely based on corporate achievement with no individual performance component.

The bonus targets for our named executive officers for 2023 were 55% for Dr. Sorensen, 40% for Mr. Degnan, 40% for Dr. Beardsley and 40% for Dr. Bachleda.

Our corporate performance objectives for 2023 included certain accomplishments in clinical and non-clinical development, regulatory and commercial, as well as financial and administrative goals. In March 2024, the Board of Directors assessed achievement against those previously established objectives and decided that since the most significant goals were not achieved and in light of the financial situation of the Company, no bonuses would be paid for 2023 performance.

Equity Compensation

We award stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. We typically grant stock options to new hires upon their commencing employment with us. Additionally, we may grant stock options at such times as our Board of Directors determines appropriate. Generally, stock options vest over four years.

Refer to the “Outstanding Equity Awards at 2023 Fiscal Year End” table below for information regarding the stock options we granted to our named executive officers during 2023.

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We match 100% of contributions made by participants in the 401(k) plan up to 4% of employee contributions. These matching contributions are fully vested when made.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible on the same terms to participate in our health and welfare plans, including medical, dental, and vision benefits, short-term and long-term disability insurance, and accidental death and dismemberment insurance.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Option
	Vesting	Unexercised	Unexercised		Exercise	Option
	Commencement	Options (#)	Options (#)		Price	Expiration
Name	Date	Exercisable	Unexercisable		($)	Date
J. Mel Sorensen, M.D.	2/1/2016	338,437	—		2.43	3/2/2026
	1/18/2017	88,710	—		2.68	1/18/2027
	1/10/2019	355,972	—		7.08	1/10/2029
	1/31/2020	182,210	3,877	(1)	14.84	1/30/2030
	1/26/2021	138,541	51,459	(1)	11.99	1/25/2031
	2/28/2022	121,183	143,217	(1)	2.24	2/27/2032
	2/25/2023	91,666	348,334	(1)	1.78	2/24/2033
Christopher Degnan	10/21/2019	229,513	—		12.00	11/5/2029
	1/31/2020	72,884	1,551	(1)	14.84	1/30/2030
	1/26/2021	60,156	22,344	(1)	11.99	1/25/2031
	2/28/2022	61,875	73,125	(1)	2.24	2/27/2032
	2/25/2023	38,541	146,459	(1)	1.78	2/24/2033
Robert A. Beardsley, Ph.D.	9/17/2014	31,919	—		1.14	9/17/2024
	2/1/2016	110,779	—		2.43	3/2/2026
	1/18/2017	34,383	—		2.68	1/18/2027
	1/10/2019	227,427	—		7.08	1/10/2029
	1/31/2020	72,884	1,551	(1)	14.84	1/30/2030
	1/26/2021	54,687	20,313	(1)	11.99	1/25/2031
	2/28/2022	34,375	40,625	(1)	2.24	2/27/2032
	2/25/2023	28,125	106,875	(1)	1.78	2/24/2033
Mark Bachleda, Pharm.D (2)	—	—	—		—	—

(1) The unvested portion of the options vests in equal monthly installments until the fourth anniversary of the vesting commencement date, subject to the named executive officer’s continued employment with the company through each applicable vesting date and accelerated vesting in the event the named executive officer’s employment with the company is terminated by the company without cause or by the named executive officer for good reason, in either case, within 12 months following a change in control.

(2) Dr. Bachleda separated from employment with the Company in August 2023 and he held no outstanding options as of December 31, 2023.

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for indefinite terms and entitle the named executive officers to the annual base salaries and annual target bonus opportunities, the amount of which for 2023 are described above under the headings “2023 Salaries” and “2023 Bonuses.”

If we terminate a named executive officer without “good cause” or he resigns for “good reason” (each as defined below), subject to his timely executing a release of claims and his continued compliance with certain covenants, he is entitled to receive (i) base salary continuation for a period of 9 months (or 12 months for Dr. Sorensen); and (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 9 months (or 12 months for Dr. Sorensen) in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date.

If we terminate a named executive officer without “good cause” or he resigns for “good reason”, in either case, on or within 12 months following a change in control, then, in lieu of the severance payments and benefits described above, subject to his timely executing a release of claims and his continued compliance with certain covenants, he is entitled to receive (i) a cash amount equal to one times (or 1.5 times for Dr. Sorensen) the sum of his annual base salary and his target annual bonus for the year of termination, payable over the 12 months (or 18 months for Dr. Sorensen) following his termination date; (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months (or 18 months for Dr. Sorensen) in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date; and (iii) accelerated vesting of all unvested equity or equity-based awards held by the executive that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

The named executive officers have each agreed to refrain from (i) competing with us while employed and following his termination of employment for any reason for a period of 12 months and (ii) soliciting our employees, consultants, partners or advisors to accept employment and from soliciting our distributors, suppliers, representatives or agents to terminate or modify their relationship with the Company, in each case, while employed and following his termination of employment for any reason for a period of 12 months.

For purposes of the employment agreements, “good cause” generally means, subject to certain notice and cure rights, the executive’s (i) refusal to substantially satisfy the material responsibilities and objectives reasonably assigned to him; (ii) material breach of the employment agreement or any other agreement between the executive and the Company; (iii) commission of a felony or a crime involving moral turpitude, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or its customers or suppliers; (iv) sexual harassment, unlawful discrimination or similar behavior; (v) material breach of any confidentiality or non-compete obligations; (vi) conduct that tends to bring the Company into public disgrace or disrepute; or (vii) gross negligence or willful misconduct with respect to the Company.

For purposes of the employment agreements, “good reason” generally means, subject to certain notice and cure rights, (i) the Company’s failure to comply with the material terms of the employment agreement; (ii) any requirement by the Company that executive perform any act which is illegal; (iii) any material reduction in annual base salary, except in connection with across-the-board salary reductions based on the Company’s financial condition or performance similarly affecting all or substantially all senior management employees; or (iv) any material reduction in executive’s responsibilities, positions, duties or authority which occurs within 12 months after a change in control.

Former Chief Commercial Officer

Dr. Bachleda’s position was eliminated in connection with the Workforce Reduction, and he separated from employment effective August 15, 2023. In connection with Dr. Bachleda’s separation, we entered into a separation agreement with Dr. Bachleda pursuant to which he became eligible to receive the severance payments and benefits under his employment agreement with the Company, which includes base salary continuation for a period of 9 months and reimbursement for continued health coverage pursuant to COBRA for up to 9 months. The severance payments and benefits paid by the Company during 2023 are set forth in the “All Other Compensation” column of the 2023 Summary Compensation Table above.

Non-Employee Director Compensation

We maintain a compensation program for our non-employee directors under which each non-employee director was eligible to receive the following amounts for their services on our Board of Directors during 2023:

•
Upon the director’s initial election or appointment to our Board of Directors, an option to purchase 96,000 shares of our common stock;
•
If the director has served on our Board of Directors for at least six months as of the date of an annual meeting of stockholders and will continue to serve as a director immediately following such meeting, an option to purchase shares of our common stock on the date of the annual meeting covering 64,000 shares for the chair of the Board or lead independent director or 48,000 shares for other non-employee members of the Board (other than the chair or lead independent director);
•
An annual director fee of $35,000;
•
If the director serves as lead independent director or chair or on a committee of our Board of Directors, an additional annual fee as follows:
o
Chair of the Board or lead independent director, $25,000;
o
Chair of the audit committee, $15,000;
o
Audit committee member other than the chair, $7,500;
o
Chair of the compensation committee, $10,000;
o
Compensation committee member other than the chair, $5,000;
o
Chair of the nominating and corporate governance committee, $8,000; and
o
Nominating and corporate governance committee member other than the chair, $4,000.

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our Board.

Stock options granted to our non-employee directors under the program have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. The stock options granted upon a director’s initial election or appointment vest in 36 substantially equal monthly installments following the date of grant. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

Under our director compensation program, each non-employee director may elect, on an annual basis, to receive one or more options to purchase shares of common stock in lieu of the director’s annual cash fee for Board and committee service for such year. For 2023, such election was required to be made prior to May 26, 2023 and applies to cash fees earned for the period July 1, 2023 to June 30, 2024. The number of shares subject to any such option is determined by dividing the cash amount of the retainer by the Black-Scholes value of the option, computed in accordance with the terms of the director compensation program on the applicable grant date. Each such option will vest in equal quarterly installments, subject to the non-employee director’s continued service as a non-employee director or on the applicable committee through each applicable vesting date.

2023 Director Compensation

The following table sets forth the compensation earned by our non-employee directors for their service on our Board during 2023.

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Lawrence Alleva	$55,000	$148,907	$203,907
Emmett Cunningham, M.D., Ph.D.	35,000	121,390	156,390
Kevin Lokay	51,500	121,390	172,890
Michael Powell, Ph.D.	68,000	161,853	229,853
Linda West	56,500	149,656	206,156
(1)
Represents the annual retainer earned under our director compensation program for service on our Board during 2023. Ms. West elected to receive cash director fees earned from July 1, 2022 through June 30, 2023 in the form of stock options. Accordingly, in July 2022, Ms. West was issued options to purchase 58,496 shares

(in lieu of $28,250 in cash fees for July through December 2022 and $28,250 in cash fees for January through June 2023). Mr. Alleva and Ms. West have each elected to receive cash director fees earned from July 1, 2023 through June 30, 2024 in the form of stock options. Accordingly, in July 2023, Mr. Alleva was issued options to purchase 22,762 shares (in lieu of $27,500 in cash fees for July through December 2023 and $27,500 in cash fees for January through June 2024) and Ms. West was issued options to purchase 23,382 shares (in lieu of $28,250 in cash fees for July through December 2023 and $28,250 in cash fees for January through June 2024). Each of these options vests in equal quarterly installments and has an exercise price of $1.29 for the options granted in July 2022 and an exercise price of $3.12 for the options granted in July 2023, which was the closing price per share of our stock on the applicable date of grant.
(2)
Represents the grant date fair value of stock options computed in accordance with ASC 718 rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K. The amounts for Mr. Alleva and Ms. West include $27,517 and $28,266, respectively, representing the excess of the grant date fair value of the options received in July 2023 in lieu of cash fees over the amount of those fees for service during 2023. The grant date fair value of these options exceeds the 2023 cash fee amount because, as described above, the options were received in lieu of cash fees otherwise payable for services performed from July 1, 2023 through June 30, 2024.

As of December 31, 2023, the aggregate number of options (exercisable and unexercisable) held by each non-employee director were as follows: Mr. Alleva: 133,812; Dr. Cunningham: 107,960; Mr. Lokay: 102,552; Dr. Powell: 130,134, and Ms. West: 183,272. None of our non-employee directors held stock awards in the Company as of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	5,739,488(3)	$5.85(4)	3,826,227(5)
Equity compensation plans not approved by security holders (2)	—	—	1,500,000
Total	5,739,488	$5.85	5,326,227

(1)
Consists of the Galera Therapeutics, Inc. Equity Incentive Plan, as amended (the “Prior Plan”), the 2019 Incentive Award Plan (the “2019 Plan”) and the 2019 Employee Stock Purchase Plan (the “2019 ESPP”).
(2)
Consists of the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (the “Inducement Plan”). As of the date of this Annual Report on Form 10-K, we have not granted any awards under the Inducement Plan.
(3)
Consists of 1,665,268 outstanding options to purchase stock under the Prior Plan and 4,074,220 outstanding options to purchase stock under the 2019 Plan.
(4)
As of December 31, 2023, the weighted-average exercise price of outstanding options under the Prior Plan was $4.66 and the weighted-average exercise price of outstanding options under the 2019 Plan was $6.33.
(5)
Includes 2,535,043 shares available for future issuance under the 2019 Plan and 1,291,184 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our Board of Directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options). The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our Board of Directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 15, 2024, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 54,392,170 shares of common stock outstanding as of March 15, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 15, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 45 Liberty Blvd, Suite 230, Malvern, Pennsylvania 19355. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned
5% or Greater Stockholders
Yair Schneid (1)	8,043,203	14.8
Altamont Pharmaceutical Holdings, LLC (2)	5,630,000	10.3
GSA Capital Partners LLP (3)	3,892,561	7.2
Named Executive Officers and Directors
J. Mel Sorensen, M.D. (4)	1,727,174	3.1
Christopher Degnan (5)	508,062	*
Mark Bachleda, Pharm.D.(6)	—	*
Michael Powell, Ph.D. (7)	66,134	*
Lawrence Alleva (8)	90,490	*
Emmett Cunningham, M.D., Ph.D. (9)	59,960	*
Kevin Lokay (10)	54,552	*
Linda West (11)	189,425	*
All executive officers and directors as a group (9 persons) (12)	3,587,826	6.2

* Less than one percent.

(1)
Based on Schedule 13G filed with the SEC on January 17, 2024 and Form 4 filed with the SEC on February 26, 2024. Consists of 8,043,203 shares of our common stock held of record by Yair Schneid. Mr. Schneid is deemed to have sole voting and dispositive power with regard to such shares. The mailing address of Mr. Schneid is 1 Wood Lane, Suffern, NY 10901.
(2)
Based on Schedule 13G filed with the SEC on November 13, 2023 and other information known to the Company. Consists of (i) 5,280,000 shares of our common stock held of record by Altamont Pharmaceutical Holdings, LLC and (ii) warrants to purchase up to 350,000 shares of common stock. Mark Pearson is the Manager and sole Member of Altamont Pharmaceutical Holdings, LLC. As a result, Mark Pearson possesses the power to vote and dispose or direct the disposition of all the shares beneficially owned by Altamont Pharmaceutical Holdings, LLC. The business address of Altamont Pharmaceutical Holdings, LLC is 5960 Berkshire Ln, Floor 6, Dallas, TX 75225.
(3)
Based solely on Schedule 13G filed with the SEC on January 2, 2024. Consists of 3,892,561 shares of our common stock held of record by GSA Capital Partners LLP. GSA Capital Partners LLP is deemed to have sole voting and dispositive power with regard to such shares. The business address of GSA Partners LLP is 5 Stratton Street, London, United Kingdom.
(4)
Consists of (i) 332,044 shares of common stock and (ii) 1,395,130 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Dr. Sorensen.
(5)
Consists of (i) 10,000 shares of common stock and (ii) 498,062 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Mr. Degnan.
(6)
Dr. Bachleda’s position was eliminated as part of the Workforce Reduction, and his date of termination was August 15, 2023.
(7)
Consists of 66,134 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Dr. Powell.
(8)
Consists of (i) 2,325 shares of common stock held by Mr. Alleva directly, (ii) 8,045 shares of common stock held by a family trust for which Mr. Alleva serves as a trustee and (iii) 80,120 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Mr. Alleva.
(9)
Consists of 59,960 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Dr. Cunningham. Dr. Cunningham is a former employee of The Blackstone Group Inc. or one of its affiliates (together, “Blackstone”). Pursuant to arrangements between Dr. Cunningham and Blackstone, Dr. Cunningham is required to transfer to Blackstone any and all compensation received in connection with his directorship for any company Blackstone invests in or advises. Dr. Cunningham is not deemed to have any beneficial ownership of these securities.
(10)
Consists of 54,552 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Mr. Lokay.
(11)
Consists of (i) 60,000 share of common stock and (ii) 129,425 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024 held by Ms. West.
(12)
Consists of (i) 520,605 shares of common stock and (ii) 3,067,221 shares of common stock underlying stock options exercisable within 60 days of March 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial

Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2022, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

February 2023 Registered Direct Offering

On February 17, 2023, we completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of our common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, generating gross proceeds of $30.0 million. The warrants have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance and will expire five years from the date of issuance. We received net proceeds of approximately $27.7 million from this offering, after deducting placement agent fees and offering expenses. The following table sets forth the aggregate number of shares of our common stock and warrant shares acquired in the offering by holders of more than 5% of our common stock, including entities that became holders of more than 5% of our common stock as a result of the registered direct offering.

	Shares of
	Common	Warrant	Aggregate
Participants	Stock	Shares	Value
Holders of More than 5% (1)
Armistice Capital Master Fund Ltd.	2,860,000	2,860,000	$5,991,700
Alyeska Master Fund, L.P.	2,500,000	2,500,000	$5,237,500
Deerfield Partners, L.P.	2,386,000	2,386,000	$4,998,670
Rosalind Advisors, Inc.	1,300,000	1,300,000	$2,723,500
Sectoral Asset Management, Inc.	920,000	920,000	$1,927,400
(1)
Stockholders of more than 5% at the time of the February 17, 2023 registered direct offering.

Royalty Agreement with Clarus

In November 2018, we entered into Amended and Restated Purchase and Sale Agreement (the “Royalty Agreement”), by and among us, Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, “Clarus”), a holder of more than 5% of our capital stock. Pursuant to the Royalty Agreement, Clarus agreed to pay us, in the aggregate, up to $80.0 million (the “Royalty Purchase Price”) in four tranches of $20.0 million each, upon the achievement of specified clinical milestones in our Phase 3 Reduction in Oral Mucositis with Avasopasem Manganese Trial, which we refer to as our ROMAN Trial, in exchange for all of our right, title and interest in a specified portion of the worldwide net sales of certain of our products during a specified period of time. We achieved the first milestone under the Royalty Agreement and received the first tranche of the Royalty Purchase Price in November 2018, received the second tranche of the Royalty Purchase Price in April 2019 in connection with the achievement of the second milestone under the Royalty Agreement in March 2019, and received the third tranche of the Royalty Purchase Price in February 2020 in connection with the achievement of the third milestone under the Royalty Agreement in January 2020.

In May 2020, we entered into Amendment No. 1 to the Royalty Agreement (the “Amendment”) with Clarus IV Galera Royalty AIV, L.P. (the “Blackstone Purchaser”). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. We received the new $20.0 million tranche of the Amendment in June 2021. Also in June 2021, we completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche, and received the associated $37.5 million in July 2021.

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

Investors’ Rights Agreement

We are party to a second amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”), with, among others, holders of more than 5% of our capital stock at that time and certain of our executive officers. The Investors’ Rights Agreement grants the holders certain registration rights with respect to the registrable securities held by them. The registration rights terminate upon the earlier of November 12, 2024, or, with respect to the registration rights of an individual holder, when the holder can sell all of such holder’s registrable securities in a three-month period without restriction under Rule 144 under the Securities Act.

Consulting Services from IntellectMap Corporation

Since February 2018, IntellectMap Corporation has provided advisory services to the Company on cybersecurity issues. The chief executive officer of IntellectMap is the brother of J. Mel Sorensen, M.D., our Chief Executive Officer and a member of our Board of Directors. We paid $0.3 million and $0.2 million in fees to IntellectMap during the fiscal years ended December 31, 2023 and 2022, respectively.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

Lawrence Alleva, Emmett Cunningham, Kevin Lokay, Michael Powell, Ph.D. and Linda West each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185. The following table summarizes the fees of KPMG LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2023	2022
Audit Fees	$480,000	$540,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	1,780
Total Fees	$480,000	$541,780

Audit Fees

Audit fees for the fiscal years ended December 31, 2023 and December 31, 2022 include fees for professional services rendered for the audit and quarterly review of our financial statements filed with the SEC on Form 10-K and 10-Q, and services provided in connection with SEC filings, including consents and comfort letters.

All Other Fees

All other fees for the fiscal year ended December 31, 2022 included subscription fees to the KPMG LLP Accounting Research Online tool. No subscription fees were charged for the fiscal year ended December 31, 2023.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage KPMG LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by KPMG LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by KPMG LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Amended and Restated Bylaws of Galera Therapeutics, Inc.					*
4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019
4.2	Description of Securities	10-K	001-39114	4.2	03/11/2021
4.3	Second Amended and Restated Investors’ Rights Agreement, dated as of August 30, 2018, by and among Galera Therapeutics, Inc. and the investors party thereto, as amended	S-1/A	333-234184	4.2	10/28/2019
4.4	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrantholders	10-Q	001-39114	4.1	08/10/2020
4.5	Form of Warrant to Purchase Common Stock, dated February 17, 2023, issued by Galera Therapeutics, Inc.	8-K	001-39114	4.1	02/16/2023
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019
10.5#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey	10-Q	001-39114	10.2	11/10/2021
10.6#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendments to Employment Agreement, dated January 31, 2022 and September 19, 2022, by and between Galera Therapeutics, Inc. and Mark Bachleda	10-Q	001-39114	10.1	11/09/2022
10.7#	Employment Agreement, dated July 25, 2022, by and between Galera Therapeutics, Inc. and Eugene Kennedy, M.D.	10-Q	001-39114	10.2	11/09/2022
10.8#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.8	10/28/2019
10.9.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.8	10/28/2019
10.9.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019
10.9.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019

10.9.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019
10.10#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019
10.11#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1	333-234184	10.8	10/11/2019
10.12#	Galera Therapeutics, Inc. Non-Employee Director Compensation Policy, as amended May 5, 2022	10-Q	001-39114	10.1	08/09/2022
10.13.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019
10.13.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.1	08/10/2020
10.14†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.2	08/10/2020
10.15†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021	8-K	001-39114	10.0	08/18/2021
10.16	Placement Agency Agreement dated February 15, 2023, by and between Galera Therapeutics, Inc. and Piper Sandler & Co.	8-K	001-39114	10.1	02/16/2023
10.17	Securities Purchase Agreement dated February 15, 2023 by and among Galera Therapeutics, Inc. and the purchasers named therein	8-K	001-39114	10.2	02/16/2023
21.1	Subsidiaries of Galera Therapeutics, Inc.	S-1	333-234184	21.1	10/11/2019
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Galera Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023					*
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 28, 2024	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 28, 2024	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Director	March 28, 2024
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Christopher Degnan	Chief Financial Officer	March 28, 2024
Christopher Degnan	(principal financial and accounting officer)

/s/ Mike Powell, Ph.D.	Chairman of the Board of Directors	March 28, 2024
Michael Powell, Ph.D.

/s/ Lawrence Alleva	Director	March 28, 2024
Lawrence Alleva

/s/ Emmett Cunningham, M.D., Ph.D., MPH	Director	March 28, 2024
Emmett Cunningham, M.D., Ph.D., MPH

/s/ Linda West	Director	March 28, 2024
Linda West

/s/ Kevin Lokay	Director	March 28, 2024
Kevin Lokay