Form 10-Q
period 2024-03-31
Galera Therapeutics, Inc.
filed 2024-05-13
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, the registrant had 54,392,170 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding the impact of our discontinuation of the development of our product candidates; our plans to evaluate strategic alternatives; the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations; and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; risks related to commercialization; risks related to competition; ability to retain key employees; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; we may not be able to enter into any desired strategic alternative or partnership on a timely basis, on acceptable terms, or at all; if we are unable to secure additional funding or enter into any desired strategic alternative or partnership, we may need to cease operations; the impact of general economic conditions on our business and operations, including clinical trials; risks related to ownership of our common stock; significant costs as a result of operating as a public company; Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,466	$18,257
Prepaid expenses and other current assets	1,720	3,372
Total current assets	15,186	21,629
Property and equipment, net	62	71
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	1,174	1,212
Other assets	90	90
Total assets	$19,651	$26,141
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,046	$1,375
Accrued expenses	831	3,449
Lease liabilities	136	133
Total current liabilities	2,013	4,957
Royalty purchase liability	151,049	151,049
Lease liabilities, net of current portion	1,077	1,117
Deferred tax liability	203	203
Total liabilities	154,342	157,326
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 54,392,170 shares issued and outstanding at March 31, 2024 and December 31, 2023	54	54
Additional paid-in capital	307,042	306,167
Accumulated deficit	(441,787)	(437,406)
Total stockholders’ deficit	(134,691)	(131,185)
Total liabilities and stockholders’ deficit	$19,651	$26,141

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,488	$7,272
General and administrative	3,089	6,609
Loss from operations	(4,577)	(13,881)
Other income (expenses):
Interest income	196	395
Interest expense	—	(4,223)
Foreign currency loss	—	(1)
Net loss	(4,381)	(17,710)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.50)
Weighted-average shares of common stock outstanding, basic and diluted	54,392,170	35,196,134

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(4,381)	$(17,710)
Unrealized gain on short-term investments	—	38
Comprehensive loss	$(4,381)	$(17,672)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2024	54,392,170	$54	$306,167	$—	$(437,406)	$(131,185)
Share-based compensation expense	—	—	875	—	—	875
Net loss	—	—	—	—	(4,381)	(4,381)
Balance at March 31, 2024	54,392,170	$54	$307,042	$-	$(441,787)	$(134,691)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)
Balance at March 31, 2023	42,906,833	$43	$298,362	$16	$(396,034)	$(97,613)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(4,381)	$(17,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	20
Noncash interest expense	—	4,223
Share-based compensation expense	875	1,458
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,652	446
Other assets	38	10
Accounts payable	(329)	2,356
Accrued expenses	(2,618)	(2,425)
Other liabilities	(37)	(44)
Cash used in operating activities	(4,791)	(11,666)
Investing activities:
Purchases of short-term investments	—	(12,445)
Proceeds from sales of short-term investments	—	17,750
Cash provided by investing activities	—	5,305
Financing activities:
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	—	27,598
Proceeds from exercise of stock options	—	184
Cash provided by financing activities	—	27,782
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,791)	21,421
Cash, cash equivalents and restricted cash at beginning of period	18,257	4,316
Cash, cash equivalents and restricted cash at end of period	$13,466	$25,737

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

In October 2023, the Company also announced that it had engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. There can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Should a strategic alternative be implemented, the Company anticipates using available net proceeds to discharge its liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down its operations. Should the Company be unable to identify and implement a meaningful strategic alternative in a timely manner, the Company’s board of directors is likely to consider dissolution and liquidation of the Company.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $441.8 million as of March 31, 2024. The Company expects its existing cash and cash equivalents as of March 31, 2024 will enable the Company to fund its operating expenses and capital expenditure requirements into the third quarter of 2025.

The Company's future capital requirements will depend on the results of its ongoing strategic evaluation. If the Company is unable to undertake any strategic alternative, its board of directors may decide to pursue a dissolution and liquidation of the Company.

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2023 and 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024 have not materially changed, except as set forth below.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, and statements of changes in stockholders’ deficit and cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K and filed with the SEC on March 28, 2024.

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

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of March 31, 2024 and December 31, 2023 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company determined that there was no impairment to goodwill or IPR&D.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Costs

As a result of the Workforce Reduction, the Company incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. As of March 31, 2024, $0.1 million of the total restructuring-related charges remain unpaid and are included in accrued expenses in the accompanying consolidated balance sheet. See Note 11.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2024	2023
Stock options	5,570,963	7,269,032
Common stock warrants	13,850,661	14,870,661
	19,421,624	22,139,693

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$13,133	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,964	$—	$—

There were no changes in valuation techniques during the three months ended March 31, 2024. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	March 31,	December 31,
	2024	2023
Prepaid clinical expenses	$421	$1,450
Prepaid insurance	919	1,302
Other prepaid expenses and other current assets	380	620
	$1,720	$3,372

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.
Property and equipment

Property and equipment consist of (amounts in thousands):

	March 31,	December 31,
	2024	2023
Computer hardware and software	$305	$305
Leasehold improvements	46	46
Furniture and fixtures	179	179
Property and equipment, gross	530	530
Less: Accumulated depreciation and amortization	(468)	(459)
Property and equipment, net	$62	$71

Depreciation and amortization expense was $9,000 and $20,000 for the three months ended March 31, 2024 and 2023, respectively.

6.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2024	2023
Compensation and related benefits	$45	$121
Restructuring costs	144	443
Research and development expenses	549	2,672
Professional fees and other expenses	93	213
	$831	$3,449

7.
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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of March 31, 2024 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

radiotherapy-induced SOM. The Company recognized $4.2 million in noncash interest expense during the three months ended March 31, 2023. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the three months ended March 31, 2024.

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

8.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of March 31, 2024, has a remaining lease term of approximately 6.5 years. The discount rate used to account for the Company’s operating leases is the Company’s estimated incremental borrowing rate of 5.4%.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating Leases
Right-of-use lease assets	$1,174	$1,212

Lease liabilities, current	136	133
Lease liabilities, net of current portion	1,077	1,117
Total operating lease liabilities	$1,213	$1,250

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended March 31,
	2024	2023
Operating lease costs
Operating lease rental expense	$54	$48
Total operating lease expense	$54	$48

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$53	$44
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	—

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of March 31, 2024 (amounts in thousands):

Remainder of 2024	143
2025	217
2026	220
2027	224
2028 and after	633
Total	1,437
Less: imputed interest	(224)
$1,213

9.
Equity

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of March 31, 2024.

In December 2020, the Company entered into an Open Market Sale Agreement (the Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, pursuant to which it could, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock pursuant to the Sales Agreement were made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company was required to pay Jefferies a commission equal to three percent of the gross sales proceeds and provided Jefferies with customary indemnification rights. The S-3 expired on December 1, 2023, and therefore no further sales are available under the Sales Agreement.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2024 was 1,573,748.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of March 31, 2024, there were 4,879,254 shares available for future issuance under the 2019 Plan, including 2,175,686 shares added pursuant to this provision effective January 1, 2024. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of March 31, 2024, there were 1,835,105 shares available for issuance under the ESPP, including 543,921 shares added pursuant to this provision effective January 1, 2024.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of March 31, 2024, there were 1,500,000 shares available for issuance under the Inducement Plan.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation expense was as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$255	$452
General and administrative	620	1,006
	$875	$1,458

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2024:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2024	5,739,488	$5.85	6.6
Forfeited	(168,525)	5.21
Outstanding at March 31, 2024	5,570,963	$5.87	6.4
Vested and exercisable at March 31, 2024	3,924,473	$7.02	5.5
Vested and expected to vest at March 31, 2024	5,570,963	$5.87	6.4

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of March 31, 2024, the unrecognized compensation cost was $3.3 million and will be recognized over an estimated weighted-average amortization period of 1.8 years. The aggregate intrinsic value of options outstanding and of options exercisable as of March 31, 2024 were zero. Options granted during the three months ended March 31, 2023 had weighted-average grant-date fair values of $1.41 per share. There were no options granted during the three months ended March 31, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the three months ended March 31, 2023 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2023 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the three months ended March 31, 2024.

Three months ended March 31,
2023
Expected term (in years)	6.2
Expected stock price volatility	94.9%
Risk-free interest rate	4.13%
Expected dividend yield	0%

10.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2024 and 2023 were $55,000 and $70,000, respectively.

11. Restructuring charges

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

The following table summarizes the restructuring balances at March 31, 2024 (in thousands):

2024
Balance, January 1, 2024	$443
Current year restructuring costs	—
Payment of employee severance and related costs	(299)
Balance, March 31, 2024	$144

12. Subsequent events

On May 3, 2024, the Company entered into a Stockholder Rights Agreement with Equiniti Trust Company, LLC, as rights agent (the Rights Agreement). Pursuant to the Rights Agreement, the board of directors declared a dividend of one preferred share purchase right (each a Right) for each outstanding share of Company common stock to stockholders of record at the close of business on May 20, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $1.50 per Right, subject to adjustment. Rights will attach to any shares of common stock that become outstanding after May 20, 2024 and prior to the earlier of the Distribution Time, as defined in the Rights Agreement, and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, or the 2023 Form 10-K, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

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

In October 2023, we also announced that we had engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Should a strategic alternative be implemented, we anticipate using available net proceeds to discharge our liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down our operations. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our board of directors is likely to consider dissolution and liquidation of the Company.

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

We did not regain compliance with the Minimum Bid Price Requirement or the MVLS Requirement by March 20, 2024, and on March 21, 2024 we received a notice of delisting from Nasdaq. In addition, we did not regain compliance with the MVPHS Requirement by March 25, 2024 and on March 26, 2024, we received a notice of delisting from Nasdaq. On March 28, 2024, we requested a hearing before a Nasdaq Hearings Panel (Panel) to appeal Nasdaq’s delisting determinations. There can be no assurance that our appeal will be successful. Our hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. Consequently, we expect our common stock will remain listed on The Nasdaq Global Market at least until the Panel renders a decision following the hearing.

Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024 there were no material changes to our critical accounting policies from those discussed in the 2023 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Avasopasem manganese	$(147)	$1,866
Rucosopasem manganese	643	2,925
Other research and development expense	320	572
Personnel related and share-based compensation expense	672	1,909
	$1,488	$7,272

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2023, we had federal and state tax net operating loss carryforwards (NOLs) of $191.3 million and $213.8 million, respectively, which will begin to expire in 2032 unless previously utilized. We also had foreign net operating loss carryforwards of $1.7 million which do not expire. As of December 31, 2023, we also had federal, state and foreign research and development tax credit carryforwards of $10.4 million. The federal and state research and development tax credit carryforwards will begin to expire in 2032 and 2037, respectively, unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date.

Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Internal Revenue Code, further limiting our ability to utilize a material portion of the NOLs and credits. We have recorded a valuation allowance on substantially all of our deferred tax assets, including our deferred tax assets related to our NOLs and research and development tax credit carryforwards, given the current uncertainty over our ability to utilize such amounts.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$1,488	$7,272	$(5,784)
General and administrative	3,089	6,609	(3,520)
Loss from operations	(4,577)	(13,881)	9,304
Other income (expense):
Interest income	196	395	(199)
Interest expense	—	(4,223)	4,223
Foreign currency loss	—	(1)	1
Net loss	$(4,381)	$(17,710)	$13,329

Research and Development Expense

Research and development expense decreased by $5.8 million from $7.3 million for the three months ended March 31, 2023 to $1.5 million for the three months ended March 31, 2024. Avasopasem development costs decreased by $2.0 million as the ROMAN trial was completed, manufacturing activities ceased, and we recorded a $0.4 million credit for the release of an accrual for the ROMAN trial. Rucosopasem development costs decreased $2.3 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $1.2 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.3 million. As noted above, we have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

General and Administrative Expense

General and administrative expense decreased by $3.5 million from $6.6 million for the three months ended March 31, 2023 to $3.1 million for the three months ended March 31, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities and reduced personnel related and share-based compensation expenses due to the Workforce Reduction.

Interest Income

Interest income decreased from $0.4 million for the three months ended March 31, 2023 to $0.2 million for the three months ended March 31, 2024, due to the reduction in investable cash and securities.

Interest Expense

We recognized $4.2 million in non-cash interest expense during the three months ended March 31, 2023 in connection with the Royalty Agreement with Blackstone Life Sciences. Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, our inability to conduct an additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through March 31, 2024, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $377.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

In December 2020, we entered into an Open Market Sale Agreement (Sales Agreement) with Jefferies LLC (Jefferies) as sales agent, pursuant to which we could, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under our Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock pursuant to the Sales Agreement were made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. The S-3 expired on December 1, 2023, and therefore as of December 31, 2023, no further sales are available under the Sales Agreement.

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

As of March 31, 2024, we had $13.5 million in cash and cash equivalents and an accumulated deficit of $441.8 million. We expect our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(4,791)	$(11,666)
Net cash provided by investing activities	—	5,305
Net cash provided by financing activities	—	27,782
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,791)	$21,421

Operating Activities

During the three months ended March 31, 2024, we used $4.8 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $4.4 million and $1.3 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $0.9 million related to share-based compensation and depreciation expense. The primary use of cash was to fund our operations as we reviewed strategic alternatives.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain.

On May 30, 2023, we filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC, or the CROs, seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of severe oral mucositis induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial). In October 2023, the Court granted a joint motion to stay the lawsuit. As of the filing of this Quarterly Report on Form 10-Q, the stay continues.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024
3.3	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: May 13, 2024	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 13, 2024	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer