Form 10-Q
period 2024-06-30
Galera Therapeutics, Inc.
filed 2024-08-14
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	OTC Pink Market

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

As of August 12, 2024, the registrant had 54,392,170 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans and expectations regarding the Dissolution and Plan of Dissolution (each as defined herein) and seeking stockholder approval of the Plan of Dissolution; the impact of our discontinuation of the development of our product candidates; the amount of proceeds, if any, that might be realized from the sale or other disposition of any of our remaining assets; cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us, and the adequacy of such reserves to satisfy our obligations; the pursuit of strategic alternatives that are not currently contemplated; and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; the listing of our common stock on the OTC Pink Market; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; risks related to commercialization; risks related to competition; ability to retain key employees; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; our ability to receive stockholder approval of the Plan of Dissolution; our ability to sell or otherwise dispose of any of our remaining assets in Dissolution; our ability to make liquidating distributions and the timing thereof; the impact of general economic conditions on our business and operations; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,749	$18,257
Prepaid expenses and other current assets	1,213	3,372
Total current assets	11,962	21,629
Property and equipment, net	56	71
Acquired intangible asset	2,258	2,258
Goodwill	881	881
Right-of-use lease assets	1,136	1,212
Other assets	90	90
Total assets	$16,383	$26,141
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$812	$1,375
Accrued expenses	1,157	3,449
Lease liabilities	157	133
Total current liabilities	2,126	4,957
Royalty purchase liability	151,049	151,049
Lease liabilities, net of current portion	1,037	1,117
Deferred tax liability	203	203
Total liabilities	154,415	157,326
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 54,392,170 shares issued and outstanding at June 30, 2024 and December 31, 2023	54	54
Additional paid-in capital	307,765	306,167
Accumulated deficit	(445,851)	(437,406)
Total stockholders’ deficit	(138,032)	(131,185)
Total liabilities and stockholders’ deficit	$16,383	$26,141

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,430	$7,561	$2,918	$14,833
General and administrative	2,779	9,246	5,868	15,855
Loss from operations	(4,209)	(16,807)	(8,786)	(30,688)
Other income (expenses):
Interest income	149	494	345	889
Interest expense	—	(4,399)	—	(8,622)
Foreign currency loss	(4)	—	(4)	(1)
Net loss	(4,064)	(20,712)	(8,445)	(38,422)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.48)	$(0.16)	$(0.98)
Weighted-average shares of common stock outstanding, basic and diluted	54,392,170	42,916,962	54,392,170	39,077,876

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(4,064)	$(20,712)	$(8,445)	$(38,422)
Unrealized gain (loss) on short-term investments	—	(11)	—	27
Comprehensive loss	$(4,064)	$(20,723)	$(8,445)	$(38,395)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2024	54,392,170	$54	$306,167	$—	$(437,406)	$(131,185)
Share-based compensation expense	—	—	875	—	—	875
Net loss	—	—	—	—	(4,381)	(4,381)
Balance at March 31, 2024	54,392,170	54	307,042	—	(441,787)	(134,691)
Share-based compensation expense	—	—	723	—	—	723
Net loss	—	—	—	—	(4,064)	(4,064)
Balance at June 30, 2024	54,392,170	$54	$307,765	$-	$(445,851)	$(138,032)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)
Balance at March 31, 2023	42,906,833	43	298,362	16	(396,034)	(97,613)
Share-based compensation expense	—	—	1,525	—	—	1,525
Exercise of common stock warrants	920,000	1	1,811	—	—	1,812
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(20,712)	(20,712)
Balance at June 30, 2023	43,826,833	$44	$301,698	$5	$(416,746)	$(114,999)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(8,445)	$(38,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	32
Noncash interest expense	—	8,622
Share-based compensation expense	1,598	2,983
Gain on disposal of property and equipment	—	(72)
Changes in operating assets and liabilities:
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	2,159	768
Other assets	76	309
Accounts payable	(563)	1,935
Accrued expenses	(2,292)	(1,777)
Other liabilities	(56)	(32)
Cash used in operating activities	(7,508)	(22,412)
Investing activities:
Purchases of short-term investments	—	(18,596)
Proceeds from sales of short-term investments	—	31,500
Purchase of property and equipment	—	(50)
Cash provided by investing activities	—	12,854
Financing activities:
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	—	27,598
Proceeds from the exercise of common stock warrants	—	1,812
Proceeds from exercise of stock options	—	184
Cash provided by financing activities	—	29,594
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,508)	20,036
Cash, cash equivalents and restricted cash at beginning of period	18,257	4,316
Cash, cash equivalents and restricted cash at end of period	$10,749	$24,352
Supplemental schedule of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for lease obligation	$—	$1,310
Sale of property and equipment in exchange for prepaid future services	$—	$319

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

Following the conclusion of its review of strategic alternatives, on August 8, 2024 the Company’s board of directors approved the Company’s dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Company intends to call a meeting of the stockholders to seek approval of the Plan of Dissolution at a special meeting of stockholders and to file a definitive proxy statement with the Securities and Exchange Commission (SEC) relating to the special meeting.

The Plan of Dissolution contemplates an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. If the Company’s stockholders approve the Plan of Dissolution, the Company intends to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve the Company’s remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the Dissolution, make reasonable provisions for unknown claims and liabilities and attempt to convert all of the Company’s remaining assets into cash or cash equivalents, and, if possible, make distributions to the Company’s stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements. The proxy materials that the Company intends to file with the SEC and mail to its stockholders are expected to contain more information regarding the proposed Plan of Dissolution.

The Company expects that pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If the Company’s stockholders approve the Dissolution, the Company will be authorized to cease operations, sell or otherwise dispose of its non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If the Company’s stockholders do not approve the Dissolution, the Company’s board of directors and management will continue to explore other strategic alternatives. Because the Company’s board of directors and management believe that they have

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

exhausted all reasonable and viable strategic alternatives, it is possible that the Company would seek voluntary dissolution at a later time and potentially with diminished assets. In addition, the Company could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection.

It is possible that our board of directors may consider or decide to pursue another strategic alternative that is not currently contemplated.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $445.9 million as of June 30, 2024. The Company expects its existing cash and cash equivalents as of June 30, 2024 will enable the Company to fund its operating expenses, including in relation to the Dissolution, for at least twelve months from the date these consolidated financial statements were issued.

The Company's future capital requirements are currently focused on executing the Plan of Dissolution. If the Company does not dissolve, future capital requirements will depend on its strategic alternatives, which may include pursuit of a strategic transaction or the continued operation of product development.

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2023 and 2022 included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2024 have not materially changed, except as set forth below.

Basis of presentation and consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). These unaudited interim consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of the liabilities that might be necessary under the liquidation basis of accounting or should the Company be unable to continue as a going concern.

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, and statements of changes in stockholders’ deficit and cash flows for the six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K and filed with the SEC on March 28, 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of June 30, 2024 and December 31, 2023 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and, along with goodwill, are not amortized, but are assessed for impairment annually or more frequently if impairment indicators exist. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. If the associated research and development effort related to IPR&D is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company determined that there was no impairment to goodwill or IPR&D as the Company was still exploring strategic alternatives as of June 30, 2024.

The Dissolution or any other potential strategic alternative has the potential to result in future goodwill or IPR&D impairments and the Company may perform impairment testing on the carrying value of the acquired intangible asset and goodwill on its balance sheet during the third quarter of 2024.

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

Restructuring Costs

As a result of the Workforce Reduction, the Company incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. As of June 30, 2024, none of the total restructuring-related charges remain unpaid.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2024	2023
Stock options	5,529,561	7,773,866
Common stock warrants	13,850,661	13,950,661
	19,380,222	21,724,527

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	June 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$10,281	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,964	$—	$—

There were no changes in valuation techniques during the six months ended June 30, 2024. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	June 30,	December 31,
	2024	2023
Prepaid clinical expenses	$—	$1,450
Prepaid insurance	535	1,302
Other prepaid expenses and other current assets	678	620
	$1,213	$3,372

5.
Property and equipment

Property and equipment consist of (amounts in thousands):

	June 30,	December 31,
	2024	2023
Computer hardware and software	$305	$305
Leasehold improvements	46	46
Furniture and fixtures	179	179
Property and equipment, gross	530	530
Less: Accumulated depreciation and amortization	(474)	(459)
Property and equipment, net	$56	$71

Depreciation and amortization expense was $15,000 and $32,000 for the six months ended June 30, 2024 and 2023, respectively.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	June 30,	December 31,
	2024	2023
Compensation and related benefits	$825	$121
Restructuring costs	—	443
Research and development expenses	211	2,672
Professional fees and other expenses	121	213
	$1,157	$3,449

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of June 30, 2024 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company recognized $8.6 million in noncash interest expense during the six months ended June 30, 2023. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the six months ended June 30, 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Royalty Agreement and the Amendment will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Blackstone. If no Products are commercialized, the Company would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability. Pursuant to the terms of the Royalty Agreement and the Amendment, upon Dissolution, the Royalty Agreement and the Amendment remain in effect and any future purchaser or licensor of the Products will be bound by the terms of the Royalty Agreement and the Amendment, unless otherwise agreed by Blackstone.

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

8.
Leases

The Company has a non-cancelable operating lease for office space in Malvern, Pennsylvania which, as of June 30, 2024, has a remaining lease term of approximately 6.3 years. See also Note 12. Subsequent Events. The discount rate used to account for the Company’s operating leases is the Company’s estimated incremental borrowing rate of 5.4%.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating Leases
Right-of-use lease assets	$1,136	$1,212

Lease liabilities, current	157	133
Lease liabilities, net of current portion	1,037	1,117
Total operating lease liabilities	$1,194	$1,250

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease costs
Operating lease rental expense	$54	$36	$108	$84
Total operating lease expense	$54	$36	$108	$84

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$88	$44
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,310

Future minimum rental payments under the Company’s non-cancelable operating lease liabilities as of June 30, 2024 (amounts in thousands):

Remainder of 2024	107
2025	217
2026	220
2027	224
2028 and after	633
Total	1,401
Less: imputed interest	(207)
$1,194

9.
Equity

Shareholder Rights Agreement

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

Equity offerings

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of June 30, 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of June 30, 2024 was 1,557,927.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of June 30, 2024, there were 4,920,656 shares available for future issuance under the 2019 Plan, including 2,175,686 shares added pursuant to this provision effective January 1, 2024. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of June 30, 2024, there were 1,835,105 shares available for issuance under the ESPP, including 543,921 shares added pursuant to this provision effective January 1, 2024.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of June 30, 2024, there were 1,500,000 shares available for issuance under the Inducement Plan.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation expense was as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$207	$448	$462	$900
General and administrative	516	1,077	1,136	2,083
	$723	$1,525	$1,598	$2,983

The following table summarizes the activity related to stock option grants for the six months ended June 30, 2024:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2024	5,739,488	$5.85	6.6
Forfeited	(209,927)	5.73
Outstanding at June 30, 2024	5,529,561	$5.85	6.2
Vested and exercisable at June 30, 2024	4,315,112	$6.69	5.6
Vested and expected to vest at June 30, 2024	5,529,561	$5.85	6.2

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of June 30, 2024, the unrecognized compensation cost was $2.6 million and will be recognized over an estimated weighted-average amortization period of 1.7 years. The aggregate intrinsic value of options outstanding and of options exercisable as of June 30, 2024 were zero. Options granted during the six months ended June 30, 2023 had weighted-average grant-date fair values of $1.66 per share. There were no options granted during the six months ended June 30, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the six months ended June 30, 2023 was determined using the methods and assumptions discussed below.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of each option grant was estimated throughout the six months ended June 30, 2023 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the six months ended June 30, 2024.

Six months ended June 30,
2023
Expected term (in years)	6.2
Expected stock price volatility	95.3%
Risk-free interest rate	4.05%
Expected dividend yield	0%

10.
Related party transactions

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during both of the six months ended June 30, 2024 and 2023 were $0.1 million.

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

The following table summarizes the restructuring balances at June 30, 2024 (in thousands):

2024
Balance, January 1, 2024	$443
Current year restructuring costs	—
Payment of employee severance and related costs	(443)
Balance, June 30, 2024	$—

12. Subsequent events

On May 30, 2023, the Company filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC (the CROs), seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of SOM induced by radiotherapy in patients with locally advanced HNC (the Phase 3 ROMAN trial) (the Litigation). On August 2, 2024, the Company and the CROs entered into an agreement to settle the Litigation, pursuant to which, in exchange for mutual releases, the CROs paid to the Company the amount of $975,000, and the parties terminated the contracts between the Company and the CROs, with no further obligations under the parties’ contracts. On August 8, 2024, the Company filed a Praecipe to Settle, Discontinue, and End the Litigation.

On August 8, 2024, the Company entered into a Lease Termination Agreement with the landlord of its office in Malvern, Pennsylvania. In return for an early termination fee of $0.4 million, the office lease will be terminated as of August 31, 2024, and the Company will have no further obligations with regard to the office lease. The Company’s estimated total cost to exit the office lease is $0.5 million, including a broker fee and other costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, or the 2023 Form 10-K, and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

Until recently, we have operated as a biopharmaceutical company that has historically focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. Our lead product candidate, avasopasem manganese (avasopasem), is a highly selective small molecule dismutase mimetic that we have been developing for the reduction of severe oral mucositis (SOM) in patients with head and neck cancer (HNC), the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to avasopasem for the reduction of SOM induced by radiotherapy. Our second product candidate, rucosopasem manganese (rucosopasem), has been in development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT), in patients with non-small cell lung cancer (NSCLC), and locally advanced pancreatic cancer (LAPC). The FDA and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.

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

Following the conclusion of our review of strategic alternatives, on August 8, 2024 our board of directors approved our dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. As such, the discussion and analysis of our business, financial condition and results of operations in this Quarterly Report on Form 10-Q should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and should also take into account our planned Dissolution. We intend to call a special meeting of the stockholders to seek approval of the Plan of Dissolution and to file a definitive proxy statement with the Securities and Exchange Commission (SEC) relating to the special meeting.

The Plan of Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Plan of Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve our remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities and attempt to convert all of our remaining assets into cash or cash equivalents, and, if possible, make distributions to our stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements. The proxy materials that we intend to file with the SEC and mail to our stockholders are expected to contain more information regarding the proposed Plan of Dissolution.

We expect that pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If our stockholders approve the Dissolution, we will be authorized to cease operations, sell or otherwise dispose of our non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If our stockholders do not approve the Dissolution, our board of directors and management will continue to explore other strategic alternatives. Because our board of directors and management believe that they have exhausted all reasonable and viable strategic alternatives, it is possible that we would seek voluntary dissolution at a later time and potentially with diminished assets. In addition, we could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection.

We caution that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Nasdaq Delisting Notification

On May 31, 2024, we received written notice (the Notice) from the Office of General Counsel of The Nasdaq Stock Market (Nasdaq) indicating that the Nasdaq Hearings Panel had determined to delist our shares from Nasdaq due to our failure to meet Nasdaq’s continued listing standards. As previously disclosed, we were in violation of the requirements to maintain a minimum average market value of listed securities, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5450(a)(1), and the minimum market value of publicly held shares, as set forth in Listing Rule 5450(b)(2)(C). The Notice indicated that trading in our shares of common stock (the Common Stock) on Nasdaq was to be suspended effective at the open of trading on June 4, 2024. Our Common Stock is now quoted under its existing symbol “GRTX” on the Pink Market operated by OTC Markets Group Inc.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024 there were no material changes to our critical accounting policies from those discussed in the 2023 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Avasopasem manganese	$(2)	$1,517	$(149)	$3,383
Rucosopasem manganese	17	3,328	660	6,253
Other research and development expense	127	780	447	1,352
Personnel related and share-based compensation expense	1,288	1,936	1,960	3,845
	$1,430	$7,561	$2,918	$14,833

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

We expect to incur additional costs related to the Dissolution, such as legal and advisory fees and expenses and other related charges.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$1,430	$7,561	$(6,131)	$2,918	$14,833	$(11,915)
General and administrative	2,779	9,246	(6,467)	5,868	15,855	(9,987)
Loss from operations	(4,209)	(16,807)	12,598	(8,786)	(30,688)	21,902
Other income (expense):
Interest income	149	494	(345)	345	889	(544)
Interest expense	—	(4,399)	4,399	—	(8,622)	8,622
Foreign currency loss	(4)	—	(4)	(4)	(1)	(3)
Net loss	$(4,064)	$(20,712)	$16,648	$(8,445)	$(38,422)	$29,977

Research and Development Expense

Research and development expense decreased by $6.1 million from $7.6 million for the three months ended June 30, 2023 to $1.4 million for the three months ended June 30, 2024. Avasopasem development costs decreased by $1.5 million as the ROMAN trial was completed and manufacturing activities ceased. Rucosopasem development costs decreased $3.3 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $0.6 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.6 million. As noted above, we have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

Research and development expense decreased by $11.9 million from $14.8 million for the six months ended June 30, 2023 to $2.9 million for the six months ended June 30, 2024. Avasopasem development costs decreased by $3.5 million as the ROMAN trial was completed, manufacturing activities ceased, and we recorded a $0.4 million credit for the release of an accrual for the ROMAN trial. Rucosopasem development costs decreased $5.6 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $1.9 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.9 million. As noted above, we have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

General and Administrative Expense

General and administrative expense decreased by $6.5 million from $9.2 million for the three months ended June 30, 2023 to $2.8 million for the three months ended June 30, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities and reduced personnel related and share-based compensation expenses due to the Workforce Reduction.

General and administrative expense decreased by $10.0 million from $15.9 million for the six months ended June 30, 2023 to $5.9 million for the six months ended June 30, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities and reduced personnel related and share-based compensation expenses due to the Workforce Reduction.

Interest Income

Interest income decreased from $0.5 million for the three months ended June 30, 2023 to $0.1 million for the three months ended June 30, 2024 and decreased from $0.9 million for the six months ended June 30, 2023 to $0.3 million for the six months ended June 30, 2024, due to the reduction in investable cash and securities.

Interest Expense

We recognized $4.4 million and $8.6 million in non-cash interest expense during the three and six months ended June 30, 2023 in connection with the Royalty Agreement with Blackstone Life Sciences. Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, our inability to conduct an additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through June 30, 2024, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $377.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

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

As of June 30, 2024, we had $10.7 million in cash and cash equivalents and an accumulated deficit of $445.9 million. We expect our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our operating expenses, including in relation to the Dissolution, for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. If we do not dissolve, future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction or the continued operation of product development. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position and planned Dissolution.

On August 8, 2024, we entered into a Lease Termination Agreement with the landlord of our office in Malvern, Pennsylvania. In return for an early termination fee of $0.4 million, the office lease will be terminated as of August 31, 2024, and we will have no further obligations with regard to the office lease. Our estimated total cost to exit the office lease is $0.5 million, including a broker fee and other costs.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(7,508)	$(22,412)
Net cash provided by investing activities	—	12,854
Net cash provided by financing activities	—	29,594
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,508)	$20,036

Operating Activities

During the six months ended June 30, 2024, we used $7.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $8.4 million and $0.7 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $1.6 million related to share-based compensation and depreciation expense. The primary use of cash was to fund our operations as we reviewed strategic alternatives.

During the six months ended June 30, 2023, we used $22.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $38.4 million, partially offset by non-cash charges of $11.6 million primarily related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, $3.2 million from the refund of the Prescription Drug User Fee Act (PDUFA) fee that was paid to the FDA in December 2022 in conjunction with the filing of our NDA for avasopasem, and $1.2 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Funding Requirements

Our future capital requirements are currently focused on executing the Plan of Dissolution and, if the Dissolution is not executed, will depend on the results of any other strategic alternative we may pursue. Other strategic alternatives may include pursuit of a strategic transaction or the continued operation of product development. In the event we resume product candidate development, our future capital requirements will depend on many factors, including:

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

If the Dissolution is not executed and, until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our assessment of strategic alternatives.

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

In May 2020, we entered into Amendment No. 1 to the Royalty Agreement (the Amendment), with Clarus IV Galera Royalty AIV, L.P., or the Blackstone Purchaser. The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. The Amendment increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. We received the new $20.0 million tranche of the Amendment in June 2021, in connection with the enrollment of the first patient in the GRECO-2 trial. Also in June 2021, we completed enrollment in the ROMAN trial, thereby achieving the milestone associated with the fourth tranche, and received the associated $37.5 million in July 2021.

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

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by us, unless earlier terminated pursuant to the mutual written agreement of us and Blackstone. If no Products are commercialized, we would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability. Pursuant to the terms of the Royalty Agreement and the Amendment, upon Dissolution, the Royalty Agreement and the Amendment remains in effect and any future purchaser or licensor of the Products will be bound by the terms of the Royalty Agreement and the Amendment, unless otherwise agreed by Blackstone.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain.

On May 30, 2023, we filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC, or the CROs, seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of severe oral mucositis induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial), or the Litigation. On August 2, 2024, we and the CROs entered into an agreement to settle the Litigation, pursuant to which, in exchange for mutual releases, the CROs paid to us the amount of $975,000, and the parties terminated the contracts between Galera and the CROs, with no further obligations under the parties’ contracts. On August 8, 2024, we filed a Praecipe to Settle, Discontinue, and End the Litigation.

Item 1A. Risk Factors.

Particularly as a result of the Dissolution, trading in our securities is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual value realized, if any, by holders of our securities. Accordingly, we urge extreme caution with respect to existing and future investments in our securities.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024. There have been no material changes to the risk factors described in that report, except as noted below. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Dissolution

We cannot predict the timing of the distributions to stockholders, and we cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

On August 8, 2024, our board of directors approved the Plan of Dissolution, subject to stockholder approval. Our current intention is that, if the Plan of Dissolution is approved by our stockholders, a Certificate of Dissolution would be filed promptly after obtaining such approval; however, the decision of whether or not to proceed with the Dissolution, post-obtaining stockholders’ approval, will be made by our board of directors in its sole discretion. If the Plan of Dissolution is approved by our stockholders, no further stockholder approval would be required to effect the Dissolution. However, if the board of directors determines that the Dissolution is not in our best interest or the best interest of our stockholders, the board of directors may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After a Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. Furthermore, we may be subject to potential liabilities relating to indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.

Additionally, we cannot predict with certainty the amount of distributions, if any, to our stockholders. Any such amounts may be paid in one or more distributions. Such distributions will not occur until after stockholder approval of the Plan of Dissolution and after the Certificate of Dissolution is filed. Even if the Plan of Dissolution is approved by our stockholders and our board of directors subsequently decides to file a Certificate of Dissolution, we cannot predict the timing or amount of any such distributions, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to the Dissolution and our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot assure you as to any amounts to be distributed to our stockholders if stockholders approve the Plan of Dissolution and if the board of directors proceeds with the Dissolution. If our stockholders do not approve the Plan of Dissolution, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith.

It is the current intent of the board of directors, assuming approval of the Plan of Dissolution by our stockholders, that any cash will first be used to pay our outstanding current liabilities and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors.

The board of directors will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distribution, if one is made. To the extent funds are available for distribution to stockholders, the board of directors intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by the Delaware General Corporation Law (DGCL), and intends to take all reasonable actions to optimize the distributable value to our stockholders.

If our stockholders do not approve the Plan of Dissolution, we would not be able to continue our business operations which may lead us to ultimately seek bankruptcy protection.

After an extensive review of strategic alternatives, we have been unable to identify and enter into a viable transaction with a merger partner or purchaser of our company or our assets. If our stockholders do not approve the Plan of Dissolution, the board of directors will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets or seeking bankruptcy protection (should our net assets decline to levels that would require such action). It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution and the Dissolution.

The board of directors may determine not to proceed with the Dissolution.

Even if the Plan of Dissolution is approved by our stockholders, the board of directors may determine in its sole discretion not to proceed with the Dissolution. Further, the board of directors has not set a deadline to make its decision on whether to proceed with the Dissolution if stockholder approval is obtained. If our board of directors elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Our stockholders may be liable to third parties for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue or other meaningful sources of capital inflows.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we may be required to continue to file Current Reports on Form 8-K or other reports to disclose material events, including those related to the Dissolution. Accordingly, we will continue to incur expenses that will reduce the amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

Risks Related to Our Financial Position and Capital Needs

Any financial or strategic option we pursue may not be successful.

In August 2023, in connection with the CRL announcement, we initiated a process to explore potential strategic alternatives. We engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. After an extensive review of strategic alternatives, we have been unable to identify and enter into a viable transaction with a merger partner or purchaser of our company or our assets and have determined to seek stockholder approval of the Plan of Dissolution. If our stockholders do not approve the Dissolution, the board of directors will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, including the Dissolution, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

To become and remain profitable, we would have to succeed in developing and eventually commercializing product candidates that generate significant revenue. Given that we are not currently pursuing and have no plans to pursue the clinical development of our product candidates, and given that we intend to seek stockholder approval to dissolve, we do not expect to succeed in the activities required to generate a profit and we expect to continue to incur losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Risks Related to Our Common Stock

Our common stock is eligible for quotation on the OTC Pink Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is eligible for quotation on the Pink Market operated by OTC Markets Group Inc. The Pink Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Market is not an issuer listing service, market, or exchange. The requirements for quotation on the Pink Market are considerably lower and less regulated than those of an exchange such as The Nasdaq Stock Market LLC, on which we were previously listed. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common stock because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common stock. We cannot assure you that an active public market for our common stock will ever develop. Even if an active market begins to develop in our common stock, the quotation of our common stock on the Pink Market may result in a less liquid market available for existing and potential stockholders to trade common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our common stock, it will be difficult or impossible for you to sell any common stock you purchase. Until our common stock is listed on a national securities exchange, regarding which we can provide no assurance, we expect that it will continue to be listed on the OTC Pink Market.

General Risk Factors

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

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at a price that they consider reasonable. The market price for our common stock may be influenced by many factors, including:

•
our planned Dissolution;
•
any other developments in our exploration of other strategic alternatives for our business;
•
the listing of our common stock on the OTC Pink Market;
•
our planned exit from certain reporting requirements under the Exchange Act;
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
•
changes in voting control of our executive officers and certain other members of our senior management or affiliates who hold our shares; and
•
the other factors described in this “Risk Factors” section and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024.

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

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024
3.3	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024
10.1	Separation Agreement and General Release by Robert A. Beardsley, dated June 4, 2024					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: August 14, 2024	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: August 14, 2024	By:	/s/ Christopher Degnan
Christopher Degnan
Chief Financial Officer