Form 10-Q
period 2024-09-30
Galera Therapeutics, Inc.
filed 2024-12-13
CIK 1563577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-acce
le
rated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act). Yes ☐ No ☒
As of December 12, 2024, the registrant had 54,392,170 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans and expectations regarding alternatives available for the future of our company in light of our discontinued business activities and lack of resources following the failure to obtain stockholder approval for the Plan of Dissolution (defined herein); the impact of our discontinuation of the development of our product candidates; the amount of proceeds, if any, that might be realized from the sale or other disposition of any of our remaining assets; cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us, and the adequacy of such reserves to satisfy our obligations; the pursuit of strategic alternatives that are not currently contemplated; and the plans and objectives of management for future operations, capital needs, and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, the following: our limited operating history; anticipating continued losses for the foreseeable future; needing substantial funding and the ability to raise capital; the listing of our common stock on the OTC Pink Market; our dependence on avasopasem manganese (GC4419) and our other product candidates; uncertainties inherent in the conduct of clinical trials; difficulties or delays enrolling patients in clinical trials; the FDA’s acceptance of data from clinical trials outside the United States; undesirable side effects from our product candidates; risks relating to the regulatory approval process; failure to capitalize on more profitable product candidates or indications; ability to receive and/or maintain Breakthrough Therapy Designation or Fast Track Designation for product candidates; failure to obtain regulatory approval of product candidates in the United States or other jurisdictions; risks related to commercialization; risks related to competition; ability to retain key employees; risks related to intellectual property; inability to maintain collaborations or the failure of these collaborations; our reliance on third parties; the possibility of system failures or security breaches; liability related to the privacy of health information obtained from clinical trials and product liability lawsuits; unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives; environmental, health and safety laws and regulations; our ability to receive stockholder approval of the Plan of Dissolution, if we seek such approval in the future; our ability to sell or otherwise dispose of any of our remaining assets or enter into a strategic transaction; our ability to make liquidating distributions and the timing thereof, if we pursue liquidation in the future; the impact of general economic conditions on our business and operations; and those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GALERA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,455	$18,257
Prepaid expenses and other current assets	444	3,372

Total current assets	8,899	21,629
Property and equipment, net	—	71
Acquired intangible asset	—	2,258
Goodwill	—	881
Right-of-use lease assets	—	1,212
Other assets	2	90

Total assets	$8,901	$26,141

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$296	$1,375
Accrued expenses	618	3,449
Lease liabilities	—	133

Total current liabilities	914	4,957
Royalty purchase liability	151,049	151,049
Lease liabilities, net of current portion	—	1,117
Deferred tax liability	—	203

Total liabilities	151,963	157,326
Stockholders’ deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 54,392,170 shares issued and outstanding at September 30, 2024 and December 31, 2023	54	54
Additional paid-in capital	308,316	306,167
Accumulated deficit	(451,432)	(437,406)

Total stockholders’ deficit	(143,062)	(131,185)

Total liabilities and stockholders’ deficit	$8,901	$26,141

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$305	$6,093	$3,223	$20,926
General and administrative	3,439	4,994	9,307	20,849
Write-off of acquired intangible asset	2,258	—	2,258	—
Write-off of goodwill	881	—	881	—
Gain on litigation settlement	(975)	—	(975)	—
Restructuring costs	—	2,309	—	2,309

Loss from operations	(5,908)	(13,396)	(14,694)	(44,084)
Other income (expenses):
Interest income	126	411	471	1,300
Interest expense	—	(2,087)	—	(10,709)
Foreign currency loss	(2)	(1)	(6)	(2)

Loss before income tax benefit	(5,784)	(15,073)	(14,229)	(53,495)
Income tax benefit	203	—	203	—

Net loss	(5,581)	(15,073)	(14,026)	(53,495)

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.33)	$(0.26)	$(1.30)

Weighted-average shares of common stock outstanding, basic and diluted	54,392,170	45,477,952	54,392,170	41,234,679

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(5,581)	$(15,073)	$(14,026)	$(53,495)
Unrealized gain (loss) on short-term investments	—	(5)	—	22

Comprehensive loss	$(5,581)	$(15,078)	$(14,026)	$(53,473)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit

Balance at January 1, 2024	54,392,170	$54	$306,167	$—	$(437,406)	$(131,185)
Share-based compensation expense	—	—	875	—	—	875
Net loss	—	—	—	—	(4,381)	(4,381)

Balance at March 31, 2024	54,392,170	54	307,042	—	(441,787)	(134,691)
Share-based compensation expense	—	—	723	—	—	723
Net loss	—	—	—	—	(4,064)	(4,064)

Balance at June 30, 2024	54,392,170	54	307,765	—	(445,851)	(138,032)
Share-based compensation expense	—	—	551	—	—	551
Net loss	—	—	—	—	(5,581)	(5,581)

Balance at September 30, 2024	54,392,170	$54	$308,316	$—	$(451,432)	$(143,062)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at January 1, 2023	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	1,458	—	—	1,458
Exercise of stock options	76,767	1	183	—	—	184
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	14,320,000	14	27,584	—	—	27,598
Unrealized gain on short-term investments	—	—	—	38	—	38
Net loss	—	—	—	—	(17,710)	(17,710)

Balance at March 31, 2023	42,906,833	43	298,362	16	(396,034)	(97,613)
Share-based compensation expense	—	—	1,525	—	—	1,525
Exercise of common stock warrants	920,000	1	1,811	—	—	1,812
Unrealized loss on short-term investments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(20,712)	(20,712)

Balance at June 30, 2023	43,826,833	44	301,698	5	(416,746)	(114,999)
Share-based compensation expense	—	—	1,390	—	—	1,390
Exercise of stock options	1,833	—	4	—	—	4
Exercise of common stock warrants	100,000	—	197	—	—	197
Sales of shares under Open Market Sale Agreement, net	9,805,457	10	1,923	—	—	1,933
Unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(15,073)	(15,073)

Balance at September 30, 2023	53,734,123	$54	$305,212	$—	$(431,819)	$(126,553)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(14,026)	$(53,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	44
Noncash interest expense	—	10,709
Share-based compensation expense	2,149	4,373
Write-off of acquired intangible asset	2,258	—
Write-off of goodwill	881	—
Deferred tax benefit	(203)	—
Loss (gain) on disposal of property and equipment	48	(72)
Changes in operating assets and liabilities:
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	2,928	1,133
Other assets	88	37
Accounts payable	(1,079)	134
Accrued expenses	(2,832)	(970)
Other liabilities	(38)	(68)

Cash used in operating activities	(9,806)	(34,933)

Investing activities:
Purchases of short-term investments	—	(22,627)
Proceeds from sales of short-term investments	—	45,995
Proceeds from sale of property and equipment	4	—
Purchase of property and equipment	—	(50)

Cash provided by investing activities	4	23,318

Financing activities:
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	—	27,598
Proceeds from the sale of common stock under the Open Market Sale Agreement, net of issuance costs	—	1,933
Proceeds from the exercise of common stock warrants	—	2,009
Proceeds from exercise of stock options	—	188

Cash provided by financing activities	—	31,728

Net increase (decrease) in cash and cash equivalents	(9,802)	20,113
Cash and cash equivalents at beginning of period	18,257	4,316

Cash and cash equivalents at end of period	$8,455	$24,429

Supplemental schedule of non-cash investing and financing activities:
Derecognition of lease liability and right-of-use asset due to lease termination	$1,212	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$1,310
Sale of property and equipment in exchange for prepaid future services	$—	$319
See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and description of business
Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a biopharmaceutical company that was historically focused on developing a pipeline of novel, proprietary therapeutics that have the potential to transform radiotherapy in cancer. The Company’s lead product candidate, avasopasem manganese (avasopasem), was being developed for the reduction of severe oral mucositis (SOM) in patients with head and neck cancer (HNC), the reduction of esophagitis in patients with lung cancer, and the reduction of cisplatin-induced kidney damage in patients with cancer. The Company’s second product candidate, rucosopasem manganese (rucosopasem), was in development to augment the anti-cancer efficacy of stereotactic body radiation therapy (SBRT) in patients with non-small
cell lung cancer (NSCLC) and locally advanced pancreatic cancer (LAPC). The U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) have granted orphan drug designation and orphan medicinal product designation, respectively, to rucosopasem for the treatment of pancreatic cancer.
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
In connection with the CRL, the Company wound down its commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by the Company’s board of directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses. As of September 30, 2024, the Company had 3 employees.
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
Following the conclusion of its review of strategic alternatives, on August 8, 2024 the Company’s board of directors approved the Company’s dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. At a special meeting of stockholders held on October 17, 2024 the Plan of Dissolution was not approved by the Company’s stockholders.
As the Company’s stockholders did not approve the Dissolution, the Company’s board of directors and management will continue to explore what, if any, other alternatives are available for the future of the Company in light of its discontinued business activities and lack of resources. Such alternatives may include a merger, sale, divestiture of assets, licensing or other strategic transaction. It is also possible that the Company would seek voluntary dissolution at a later time, potentially with further diminished assets. In addition, the Company could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection.
It is possible that our board of directors may consider or decide to pursue another strategic alternative that is not currently contemplated.

Liquidity
The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $451.4 million as of September 30, 2024. The Company expects its existing cash and cash equivalents as of September 30, 2024 will enable the Company to fund its operating expenses for at least twelve months from the date these consolidated financial statements were issued.
Future capital requirements will depend on what, if any, strategic alternatives are available to the Company, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.
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
In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023, and statements of changes in stockholders’ deficit and cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s annual report on Form
10-K
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

Cash and cash equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of September 30, 2024 and December 31, 2023 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.
Goodwill and acquired intangible asset
In November 2012, the Company completed a Series A redeemable convertible preferred stock (Series A) financing with venture capital investors and simultaneously acquired Galera Therapeutics, LLC (LLC), a limited liability company incorporated in Missouri in 2009. LLC was renamed Galera Labs, LLC in January 2013 and operates as a wholly-owned subsidiary of the Company. The Company applied the purchase method of accounting under which the consideration given to the LLC members and noteholders was allocated to the fair value of the net assets assumed from the LLC at the date of the acquisition. The sole intangible asset acquired represented the fair value of in-process
research and development (IPR&D) which was recorded on the accompanying consolidated balance sheets as an indefinite life intangible asset. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis of zero which was recognized as goodwill in applying the purchase method of accounting.
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
In August 2024, the Company’s board of directors approved the Plan of Dissolution, under which future development of the Company’s product candidates would no longer continue. In connection with this decision, the Company concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million
for the IPR&D and $0.9 million for the goodwill
during the three and nine months ended September 30, 2024.
The impairment also resulted in an income tax benefit
of $0.2
million due to the tax effect of the reduction in the deferred tax liability associated with the IPR&D asset. There was no
impairment to goodwill or IPR&D during the
 three and
nine months ended September 30, 2023.
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

Gain on litigation settlement
On May 30, 2023, the Company filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC (the CROs), seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of SOM induced by radiotherapy in patients with locally advanced HNC (the Phase 3 ROMAN trial) (the Litigation). On August 2, 2024, the Company and the CROs entered into an agreement to settle the Litigation, pursuant to which, in exchange for mutual releases, the CROs paid to the Company the amount of $975,000, and the parties terminated the contracts between the Company and the CROs, with no further obligations under the parties’ contracts. On August 8, 2024, the Company filed a Praecipe to Settle, Discontinue, and End the Litigation. During the three months ended September 30, 2024, the Company recorded the $975,000 as gain on litigation settlement within operating expenses on its consolidated statements of operations.
Restructuring costs
As a result of the Workforce Reduction, the Company incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. As of September 30, 2024, none of the total restructuring-related charges remain unpaid.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2024	2023
Stock options	5,345,910	6,387,121
Common stock warrants	13,850,661	13,850,661

	19,196,571	20,237,782

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

In November 2024, the FASB issued ASU
2024-03,
“Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses,” which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is assessing the impact of adopting this guidance on its consolidated
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$8,119	$—	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds and U.S. Treasury obligations (included in cash equivalents)	$17,964	$—	$—

There were no changes in valuation techniques during the nine months ended September 30, 2024. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

4. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of (amounts in thousands):

	September 30, 2024	December 31, 2023
Prepaid clinical expenses	$—	$1,450
Prepaid insurance	151	1,302
Other prepaid expenses and other current assets	293	620

	$444	$3,372

5. Property and equipment
Property and equipment consist of (amounts in thousands):

	September 30, 2024	December 31, 2023
Computer hardware and software	$—	$305
Leasehold improvements	—	46
Furniture and fixtures	—	179

Property and equipment, gross	—	530
Less: Accumulated depreciation and amortization	—	(459)

Property and equipment, net	$—	$71

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $20,000 and $44,000 for the nine months ended September 30, 2024 and 2023, respectively.
6. Accrued expenses
Accrued expenses consist of (amounts in thousands):

	September 30, 2024	December 31, 2023
Compensation and related benefits	$151	$121
Restructuring costs	—	443
Research and development expenses	201	2,672
Professional fees and other expenses	266	213

	$618	$3,449

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
The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of September 30, 2024 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company’s NDA for avasopasem for radiotherapy-induced SOM. The Company recognized $10.7 million in noncash interest expense during the nine months ended September 30, 2023. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the nine months ended September 30, 2024.
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
The Royalty Agreement and the Amendment will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by the Company, unless earlier terminated pursuant to the mutual written agreement of the Company and Blackstone. If no Products are commercialized, the Company would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability. Pursuant to the terms of the Royalty Agreement and the Amendment, the Royalty Agreement and the Amendment remain in effect and any future purchaser or licensor of the Products will be bound by the terms of the Royalty Agreement and the Amendment, unless otherwise agreed by Blackstone.
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
8. Leases
The Company had a
non-cancelable
operating lease for office space in Malvern, Pennsylvania. On August 8, 2024, the Company entered into a Lease Termination Agreement with its landlord. In return for an early termination fee of $0.4 million, the office lease was terminated as of August 31, 2024, and the Company has no further obligations with regard to the office lease. The Company’s total cost to exit the office lease was $0.5 million, including a broker fee and other costs. The discount rate used to account for the Company’s operating leases was the Company’s estimated incremental borrowing rate of 5.4%.
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating Leases
Right-of-use lease assets	$—	$1,212

Lease liabilities, current	—	133
Lease liabilities, net of current portion	—	1,117

Total operating lease liabilities	$—	$1,250

Lease cost, as presented below, includes costs associated with leases for which right-of-use
(ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease costs
Operating lease rental expense	$451	$54	$559	$138

Total operating lease expense	$451	$54	$559	$138

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$597	$97
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,310
Derecognition of lease liability and right-of-use asset due to lease termination
Operating leases	1,212	—

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
Equity offerings
In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of September 30, 2024.
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
Share-based compensation
Equity Incentive Plan
In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of September 30, 2024 was 1,504,215.
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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of September 30, 2024, there were 5,104,307 shares available for future issuance under the 2019 Plan, including 2,175,686 shares added pursuant to this provision effective January 1, 2024. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.
In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax
payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of September 30, 2024, there were 1,835,105 shares available for issuance under the ESPP, including 543,921 shares added pursuant to this provision effective January 1, 2024.
2023 Employment Inducement Award Plan
On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment,
in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of September 30, 2024, there were 1,500,000 shares available for issuance under the Inducement Plan.
Share-based Compensation
Share-based compensation expense was as follows for the three and nine months ended September 30, 2024 and 2023 (in tho us
ands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$190	$415	$652	$1,315
General and administrative	361	975	1,497	3,058

	$551	$1,390	$2,149	$4,373

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2024:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)

Outstanding at January 1, 2024	5,739,488	$5.85	6.6
Forfeited	(393,578)	4.09

Outstanding at September 30, 2024	5,345,910	$5.98	5.4

Vested and exercisable at September 30, 2024	4,434,256	$6.67	4.8

Vested and expected to vest at September 30, 2024	5,345,910	$5.98	5.4

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.
As of September 30, 2024, the unrecognized compensation cost was $1.8 million and will be recognized over an estimated weighted-average amortization period of 1.6 years. The aggregate intrinsic value of options outstanding and of options exercisable as of September 30, 2024 were zero. Options granted during the nine months ended September 30, 2023 had weighted-average grant-date fair values of $1.66 per share. There were no options granted during the nine months ended September 30, 2024.
The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the nine months ended September 30, 2023 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the nine months ended September 30, 2023 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the nine months ended September 30, 2024.

Nine months ended September 30,
2023
Expected term (in years)	6.2
Expected stock price volatility	95.3%
Risk-free interest rate	4.05%
Expected dividend yield	0%
10. Related party transactions
IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the nine months ended September 30, 2024 and 2023 were $0.1 million and $0.2 million, respectively.
11. Restructuring charges
On August 9, 2023, the Company announced a plan to reduce expenses and extend its cash runway. In connection with this plan, the Company’s board of directors approved the Workforce Reduction. The decision was based on cost-reduction initiatives intended to reduce operating expenses. The Company incurred a $2.3 million charge in the third quarter of 2023 in connection with the Workforce Reduction, primarily consisting of severance payments, employee benefits and related costs.
The following table summarizes the restructuring balances at September 30, 2024 (in thousands):

2024
Balance, January 1, 2024	$443
Current year restructuring costs	—
Payment of employee severance and related costs	(443)

Balance, September 30, 2024	$—

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

In August 2023, we announced receipt of a Complete Response Letter (CRL) from the FDA regarding our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with HNC undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. With our current resources it is not feasible to conduct this additional trial. We may continue to explore appropriate development paths for avasopasem, including in radiotherapy-induced SOM.

In connection with the avasopasem CRL, we wound down our commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by our Board of Directors, reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. The decision was based on cost-reduction initiatives intended to reduce operating expenses. As of September 30, 2024, the Company had 3 employees.

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

Following the conclusion of our review of strategic alternatives, on August 8, 2024 our board of directors approved our dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of our business and operations in accordance with the provisions of Delaware law. At the special meeting held on October 17, 2024 the Plan of Dissolution was not approved by the Company’s stockholders.

As our stockholders did not approve the Dissolution, our board of directors and management will continue to explore what, if any, other alternatives are available for the future of the Company in light of its discontinued business activities and lack of resources. Such alternatives may include a merger, sale, divestiture of assets, licensing or other strategic transaction. It is also possible that we would seek voluntary dissolution at a later time, potentially with further diminished assets. In addition, we could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection.

We caution that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Nasdaq Delisting Notification

On May 31, 2024, we received written notice (the Notice) from the Office of General Counsel of The Nasdaq Stock Market (Nasdaq) indicating that the Nasdaq Hearings Panel had determined to delist our shares from Nasdaq due to our failure to meet Nasdaq’s continued listing standards. As previously disclosed, we were in violation of the requirements to maintain a minimum average market value of listed securities, as set forth in Nasdaq Listing Rule 5450(b)(2)(A), the minimum bid price requirement, as set forth in Nasdaq Listing Rule 5450(a)(1), and the minimum market value of publicly held shares, as set forth in Listing Rule 5450(b)(2)(C). The Notice indicated that trading in our shares of common stock (the Common Stock) on Nasdaq was to be suspended effective at the open of trading on June 4, 2024. On September 6, 2024, Nasdaq filed a Form 25 which removed our Common Stock from listing. Our Common Stock is now quoted under its existing symbol “GRTX” on the Pink Market operated by OTC Markets Group Inc.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2023 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024 there were no material changes to our critical accounting policies from those discussed in the 2023 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Avasopasem manganese	$(10)	$1,108	$(159)	$4,491
Rucosopasem manganese	27	3,417	687	9,670
Other research and development expense	120	478	567	1,830
Personnel related and share-based compensation expense	168	1,090	2,128	4,935

	$305	$6,093	$3,223	$20,926

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

We expect to incur additional costs related to the pursuit of any available strategic alternatives, such as legal and advisory fees and expenses and other related charges.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$305	$6,093	$(5,788)	$3,223	$20,926	$(17,703)
General and administrative	3,439	4,994	(1,555)	9,307	20,849	(11,542)
Write-off of acquired intangible asset	2,258	—	2,258	2,258	—	2,258
Write-off of goodwill	881	—	881	881	—	881
Gain on litigation settlement	(975)	—	(975)	(975)	—	(975)
Restructuring costs	—	2,309	(2,309)	—	2,309	(2,309)

Loss from operations	(5,908)	(13,396)	7,488	(14,694)	(44,084)	29,390
Other income (expense):
Interest income	126	411	(285)	471	1,300	(829)
Interest expense	—	(2,087)	2,087	—	(10,709)	10,709
Foreign currency loss	(2)	(1)	(1)	(6)	(2)	(4)

Loss before income tax benefit	(5,784)	(15,073)	9,289	(14,229)	(53,495)	39,266
Income tax benefit	203	—	203	203	—	203

Net loss	$(5,581)	$(15,073)	$9,492	$(14,026)	$(53,495)	$39,469

Research and Development Expense

Research and development expense decreased by $5.8 million from $6.1 million for the three months ended September 30, 2023 to $0.3 million for the three months ended September 30, 2024. Avasopasem development costs decreased by $1.1 million as the ROMAN trial was completed and manufacturing activities ceased. Rucosopasem development costs decreased $3.4 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $0.9 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $0.4 million. As noted above, we have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

Research and development expense decreased by $17.7 million from $20.9 million for the nine months ended September 30, 2023 to $3.2 million for the nine months ended September 30, 2024. Avasopasem development costs decreased by $4.7 million as the ROMAN trial was completed, manufacturing activities ceased, and we recorded a $0.4 million credit for the release of an accrual for the ROMAN trial. Rucosopasem development costs decreased $9.0 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $2.8 million, primarily due to the Workforce Reduction, and other research and development expenses decreased $1.3 million. As noted above, we have ceased all clinical trial activity and have suspended the clinical development of our product candidates.

General and Administrative Expense

General and administrative expense decreased by $1.6 million from $5.0 million for the three months ended September 30, 2023 to $3.4 million for the three months ended September 30, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities, and reduced share-based compensation and legal expenses, partially offset by $0.7 million of severance charges recorded in the period.

General and administrative expense decreased by $11.5 million from $20.8 million for the nine months ended September 30, 2023 to $9.3 million for the nine months ended September 30, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities and reduced personnel related and share-based compensation expenses due to the Workforce Reduction, partially offset by $0.7 million of severance charges recorded in the period.

Write-off of Acquired Intangible Asset and Goodwill

In August 2024, our board of directors approved the Plan of Dissolution, under which future development of our product candidates would no longer continue. In connection with this decision, we concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the three and nine months ended September 30, 2024.

Gain on Litigation Settlement

We recognized a $1.0 million gain during the three and nine months ended September 30, 2024 in connection with the settlement of the Litigation, as discussed below, which was recorded in operating expenses.

Restructuring Costs

In connection with the CRL announcement, we restructured our operations and reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. As a result of these restructuring initiatives, we incurred total restructuring-related charges of $2.3 million during the three and nine months ended September 30, 2023. No such costs were incurred during the three and nine months ended September 30, 2024.

Interest Income

Interest income decreased from $0.4 million for the three months ended September 30, 2023 to $0.1 million for the three months ended September 30, 2024 and decreased from $1.3 million for the nine months ended September 30, 2023 to $0.5 million for the nine months ended September 30, 2024, primarily due to the reduction in investable cash and securities.

Interest Expense

We recognized $2.1 million and $10.7 million in non-cash interest expense during the three and nine months ended September 30, 2023 in connection with the Royalty Agreement with Blackstone Life Sciences. Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, our inability to conduct an additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

Income Tax Benefit

During the three and nine months ended September 30, 2024, the impairment of our acquired intangible asset and goodwill resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Through September 30, 2024, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $377.0 million. In November 2019, we completed our IPO, which resulted in the issuance and sale of 5,000,000 shares of common stock at a public offering price of $12.00 per share, generating net proceeds of $53.0 million after deducting underwriting discounts and other offering costs. On December 9, 2019, in connection with the partial exercise of the over-allotment option granted to the underwriters of our IPO, 445,690 additional shares of common stock were sold at the IPO price of $12.00 per share, generating net proceeds of approximately $5.0 million after deducting underwriting discounts and other offering costs.

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

As of September 30, 2024, we had $8.5 million in cash and cash equivalents and an accumulated deficit of $451.4 million. We expect our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position and any strategic transaction we pursue.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(9,806)	$(34,933)
Net cash provided by investing activities	4	23,318
Net cash provided by financing activities	—	31,728

Net increase (decrease) in cash and cash equivalents	$(9,802)	$20,113

Operating Activities

During the nine months ended September 30, 2024, we used $9.8 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $14.0 million and $0.9 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $5.1 million related to the write-off of the acquired intangible asset and goodwill, deferred tax benefit, share-based compensation, depreciation expense, and loss from disposal of property and equipment. The primary use of cash was to fund our operations as we reviewed strategic alternatives.

During the nine months ended September 30, 2023, we used $34.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $53.5 million, partially offset by non-cash charges of $15.1 million primarily related to share-based compensation, interest expense on our Royalty Agreement with Blackstone Life Sciences and depreciation expense, $3.2 million from the refund of the Prescription Drug User Fee Act (PDUFA) fee that was paid to the FDA in December 2022 in conjunction with the filing of our NDA for avasopasem, and $0.3 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the nine months ended September 30, 2024, investing activities provided $4,000 in cash proceeds from the sale of property and equipment. During the nine months ended September 30, 2023, investing activities provided $23.3 million in cash proceeds, primarily from the net sales of our short-term investments.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided $31.7 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023, from the sale of our common stock under the Sales Agreement with Jefferies, and from the exercise of common stock warrants and stock options during the period.

Funding Requirements

Our future capital requirements will depend on the results of any strategic alternative we may pursue and are able to implement. Other strategic alternatives may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. In the event we resume product candidate development, our future capital requirements will depend on many factors, including:

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

If we are not able to identify and implement a strategic transaction or a dissolution, until such time, if ever, as we can generate substantial product revenues, our options to finance our cash needs in addition to existing cash may include a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our assessment of strategic alternatives.

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

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by us, unless earlier terminated pursuant to the mutual written agreement of us and Blackstone. If no Products are commercialized, we would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability. Pursuant to the terms of the Royalty Agreement and the Amendment, the Royalty Agreement and the Amendment remains in effect and any future purchaser or licensor of the Products will be bound by the terms of the Royalty Agreement and the Amendment, unless otherwise agreed by Blackstone.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Particularly as a result of the failure to receive stockholder approval of the Dissolution, trading in our securities is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual value realized, if any, by holders of our securities. Accordingly, we urge extreme caution with respect to existing and future investments in our securities.

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

In August 2023, in connection with the CRL announcement, we initiated a process to explore potential strategic alternatives. We engaged Stifel, Nicolaus & Company, Inc., as our financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for our stockholders. After an extensive review of strategic alternatives, we have been unable to identify and enter into a viable transaction with a merger partner or purchaser of our company or our assets and sought stockholder approval of the Plan of Dissolution. Because our stockholders did not approve the Dissolution, the board of directors will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. In addition, we may seek voluntary dissolution at a later time with potentially diminished assets or seek bankruptcy protection (should our net assets decline to levels that would require such action). It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution and the Dissolution. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

To become and remain profitable, we would have to succeed in developing and eventually commercializing product candidates that generate significant revenue. Given that we are not currently pursuing and have no plans to pursue the clinical development of our product candidates, we do not expect to succeed in the activities required to generate a profit and we expect to continue to incur losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, stockholders may not be able to sell their common stock at a price that they consider reasonable. The market price for our common stock may be influenced by many factors, including:

•	the failure to obtain stockholder approval for our Dissolution;

•	any other developments in our exploration of other strategic alternatives for our business;

•	the listing of our common stock on the OTC Pink Market;

•	delays in the commencement, enrollment and the ultimate completion of clinical trials;

•	discontinuation of clinical trials;

•	the results and potential impact of competitive products or technologies;

•	our ability to manufacture and successfully produce our product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	financing or other corporate transactions, or inability to obtain additional funding;

•	failure to meet or exceed expectations of the investment community;

•	regulatory or legal developments in the United States and other countries;

•	the recruitment or departure of key personnel;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	changes in voting control of our executive officers and certain other members of our senior management or affiliates who hold our shares; and

•

the other factors described in this “Risk Factors” section and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 28, 2024, and our Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on August 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.
Item 2.06 Material Impairments.
In August 2024, the Company’s board of directors approved the Plan of Dissolution, under which future development of the Company’s product candidates would no longer continue. In connection with this decision, on December 11, 2024, the audit committee of the Company’s board of directors concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the three and nine months ended September 30, 2024.

b)	Material changes to the procedures by which security holders may recommend no min ees to the board of directors.
None.

c)	Insider trading arrangements and policies.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019

3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024

3.3	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024

4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024

10.1	Separation Agreement and General Release, dated August 31, 2024, between the Company and Chris Degnan					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document—the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: December 13, 2024	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: December 13, 2024	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer (principal financial officer and principal accounting officer)