Form 10-K
period 2024-12-31
Galera Therapeutics, Inc.
filed 2025-03-31
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39114

Galera Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1454898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Lindenwood Drive, Suite 225 Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 725-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	OTC Pink Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15-U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 28, 2025 was 75,462,390.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including without limitation statements regarding our acquisition of and integration with Nova Pharmaceuticals, Inc.; the impact of our discontinuation of the development of certain of our product candidates; the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations; and the plans and objectives of management for future operations.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report on Form 10-K to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

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
•
Our ability to continue as a going concern is dependent on obtaining additional funding, and failure to secure such funding could significantly impair our operations.
•
We have currently halted clinical development of some of our product candidates, and there can be no assurance that we will resume such clinical development in the future.
•
Any financial or strategic option we pursue may not be successful.
•
We are heavily dependent on the success of our product candidates, none of which has received regulatory approval. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.
•
We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•
We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
Our integration with Nova Pharmaceuticals, Inc. presents challenges, and the failure to successfully integrate the businesses could have a material adverse effect on our business, financial condition and results of operations.
•
The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected.
•
The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company that since its inception has been developing a portfolio of small molecule superoxide dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to our product candidate, avasopasem, for the reduction of SOM induced by radiotherapy. Galera advanced avasopasem through Phase 1, then conducted a 223-patient randomized Phase 2 (GT-201) clinical trial and a 455-patient Phase 3 (ROMAN) clinical trial. Both trials achieved statistical significance in their respective primary endpoints.

In February 2023, we announced that the FDA had accepted for filing our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with head and neck cancer (HNC) undergoing standard-of-care treatment, and had granted priority review. In August 2023, we received a Complete Response Letter (CRL) from the FDA that required a second Phase 3 trial to support resubmission of the NDA. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. Since we lacked sufficient resources to consider conducting this additional trial, we wound down our commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. In October 2023, we announced that we had engaged Stifel, Nicolaus & Company, Inc., as a financial advisor to assist in reviewing strategic alternatives, with the goal of maximizing value for our stockholders. We also halted our clinical trials of our other product candidate, rucosopasem, following a futility analysis.

Following the conclusion of our review of strategic alternatives, on August 8, 2024 our board of directors approved our dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. At the special meeting of stockholders held on October 17, 2024, the Plan of Dissolution was not approved by the Company’s stockholders. As our stockholders did not approve the Dissolution, the board of directors and management continued to explore what, if any, other alternatives were available for the future of the Company in light of its discontinued business activities and limited resources.

On December 30, 2024, the Company completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase (NOS). With that acquisition, we have shifted our strategic focus to developing product candidates to treat certain types of advanced breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2,885,000 to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc. (OTC:GRTX).

Galera’s clinical portfolio now includes three clinical-stage product candidates: a pan-NOS inhibitor and two SOD mimetics. Superoxide and Nitric Oxide (NO) each play critical and complementary roles in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of TNBC known as MpBC, that today has no effective or regulatory approved therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. Galera’s lead program is now a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. A second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium.

Preclinical data has also shown that mutations in manganese SOD (MnSOD) can arise in hormone receptor positive (HR+) cancers, rendering them resistant to standard-of-care regimens. Furthermore, avasopasem was able to reverse this MnSOD-dependent resistance in these preclinical models. To test this finding in patients, we are supporting a clinical trial in HR+ breast cancer in patients who have developed resistance to conventional therapies. Enrollment for this study is expected to begin in the first half of 2025.

Further reductions in headcount occurred in 2024. As of December 31, 2024, the Company had 3 employees. Galera’s cash balance is anticipated to fund operations into 2026. With its limited resources, Galera has deprioritized its cancer supportive care indications while it concentrates on developing therapies for breast cancer. The company continues to consider partnerships and alternative ways for advancing these toxicity reducing indications, and details of this development can be found below.

Disease Overviews and Our Product Candidates

Forms of Breast Cancer that are the Focus of Galera’s Research and Development

Breast cancer is the most common cancer in women, accounting for ~31% of all female cancers. While most of these cancers are curable and well managed with surgery, radiotherapy and conventional chemotherapeutic regimens, over 42,000 women still die of breast cancer each year in the United States. These deaths are disproportionately due to more aggressive and resistant subsets of breast cancer, such as TNBC, which is the most aggressive large subtype of breast cancer, accounting for 15-20% of diagnoses, defined by the absence of estrogen (ER) and progesterone (PR) receptors and human epidermal growth factor receptor 2 (Her2) expression.

Metaplastic breast cancer (MpBC) is a particularly aggressive form of TNBC that has no satisfactory or approved treatment today and is the target of Galera’s lead product and an ongoing investigator-sponsored trial at the Methodist Hospital in Houston, Texas (Houston Methodist). It accounts for around 5-7% of TNBC and is particularly resistant to chemotherapy or immunotherapy. It is heterogeneous histologically, with squamous or spindle cell features, or Epithelial-to-Mesenchymal Transition (EMT). EMT is a biological process in which epithelial cells lose their characteristics (such as cell-cell adhesion and polarity) and gain mesenchymal properties (such as increased motility and invasiveness). Metastases occur more easily than in other forms of TNBC and it has a worse prognosis, with a survival rate of 8 months or less in patients with metastatic disease. MpBC patients predominately have aberrations in both the PI3K and iNOS pathways.

Investigators at Houston Methodist discovered a new cancer gene, ribosomal protein L39 (RPL39), that is associated with chemoresistance and lung metastases in TNBC and MpBC. RPL39 promotes the production of nitric oxide by regulating the function of NOS. Elevated expressions of RPL39 and NOS in MpBC are poor prognostic indicators. These investigators demonstrated that NOS inhibition with the pan-NOS inhibitor NG-monomethyl-L-arginine (L-NMMA) decreased tumor cell proliferation, mammosphere formation, and migration in vitro, and reduced tumor development and growth as well as lung metastasis in TNBC patient-derived xenograft (PDX) models.

The Houston Methodist team conducted a phase I/II clinical trial of L-NMMA plus taxane for treating patients with chemorefractory, locally advanced breast cancer (LABC) or metastatic TNBC. The treatment achieved an overall response rate of 45.8% (82% for LABC, 9/11), with no grade ≥3 toxicities attributed to L-NMMA. Of the 35 TNBC patients enrolled on this trial, 15 had MpBC. The Company’s subsidiary, Nova, has a worldwide license agreement with Houston Methodist that gives Nova the exclusive rights to certain Houston Methodist patents related to L-NMMA for use in the field of oncology, and non-exclusive rights to certain Houston Methodist know-how for use in connection with the licensed patents.

Hormone receptor positive (HR+) breast cancer accounts for ~70% of all breast cancer diagnoses and the most deaths from breast cancer. Hormonal therapy is a key component of treatment for patients with HR+ breast cancer, and most can be cured with current regimens that involve anti-estrogens, chemotherapy and targeted therapies such as CDK4/6 inhibitors. Still, a significant subset (15-18%) will develop resistance to these regimens. One potential mechanism of resistance under evaluation by Dr. David Gius and collaborators involves the disruption of mitochondrial physiology and acetylation of manganese superoxide dismutase, resulting in the loss of SOD activity. In preclinical models, dismutase mimetics like avasopasem have reversed this resistance. Dr. Gius and colleagues at the University of Texas San Antonio are preparing to test this hypothesis in a phase I investigator-sponsored trial in patients with HR+ breast cancer who have progressed on treatment with a CDK 4/6 inhibitor and hormonal therapy.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We historically have relied on third party contract manufacturing organizations (CMOs), for the supply of current good manufacturing practice- (cGMP-) grade clinical trial materials and commercial quantities of our product candidates. We have a formal agreement with Patheon Manufacturing Services LLC (Patheon) for production of avasopasem.

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

The key competitive factors affecting the success of our products, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. There are currently no FDA-approved drugs for the treatment of OM in patients with HNC and no FDA-approved drugs or established guidelines for the treatment of radiotherapy-induced esophagitis.

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

Patents and Patent Applications

As of December 31, 2024, our owned and currently pending and/or in-force patent portfolio consisted of approximately 21 issued U.S. patents, 16 pending U.S. patent applications, 94 issued foreign patents including 3 issued European patents that have been validated in many European countries, and 57 pending foreign applications.

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

Galera has one pan-NOS inhibitor (L-NMMA or tilarginine) and two dismutase mimetics (avasopasem and rucosopasem) that have reached clinical development as of December 31, 2024. Tilarginine has been studied in hundreds of patients for non-oncologic conditions and in a few Phase I/II trials in patients with cancer. Those trials were conducted by Houston Methodist Hospital, who then exclusively licensed their rights to tilarginine to Nova Pharmaceuticals, which was acquired by Galera on December 30, 2024. Tilarginine is protected in the U.S. by two issued patents and 3 pending patent applications, and outside the U.S. by 14 issued patents. We also have pending and/or in force patent families including U.S. and foreign patents and applications that cover certain combinations of our product candidates with several oncology products and therapies that may provide protection for the use of our product candidates in connection with those oncology products and therapies, which, if granted, are projected to expire between 2035 and 2045.

Avasopasem was covered by a composition of matter patent in the United States that had a natural expiration date in March 2022. The U.S. patent family covering the method of treating OM has a natural expiration date in late 2027, and a patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. The U.S. patent family covering treating tissue damage resulting from radiation therapy, chemotherapy or a combination thereof by administering high doses of avasopasem, including that tested in the ROMAN Phase 3 trial, has a natural expiration date in 2032. A patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. In any event, we can only extend one applicable patent for each approved drug. Rucosopasem is covered by a composition of matter patent in the United States, which also covers oral bioavailability of the product candidate, and has a natural expiration date in 2036. A patent term extension of up to five years may be available, if sought, depending upon the duration of clinical trials and the regulatory review process necessary for approval and subject to the FDA’s decision as to the length of any extension. Additional pending or future patent applications may supplement or extend this patent portfolio.

We also have pending patent families in the United States that cover certain combinations of our product candidates with several oncology products and therapies that may provide protection for the use of our product candidates in connection with those oncology products and therapies, which, if granted, are projected to expire between 2037 and 2044.

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

Trademarks and Trade Secrets

As of December 31, 2024, our owned and currently pending and/or in-force trademark portfolio consisted of 3 registered U.S. trademarks, 8 pending U.S. trademark applications, 29 registered foreign trademarks, and 16 pending foreign trademark applications.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance, as applicable, with the Animal Welfare Act and FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other applicable regulations to establish the safety and efficacy of the proposed drug product for each proposed indication;
•
manufacturing, packaging, labelling, and distribution of drug substances and drug products consistent with the FDA’s cGMP regulations which are utilized in the GLP non-clinical and GCP clinical studies to investigate the drug candidate;
•
development of product label, package inserts, and prescriber information that is intended to be used and included with the commercial product;
•
preparation and submission to the FDA of an NDA;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
payment of user fees, if appropriate, and securing FDA approval of the NDA; and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vitro and in vivo animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as long-term repeat-dose toxicology studies, may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as long-term repeat-dose toxicology studies, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. An IND goes into effect 30 days after its filing, unless during this 30-day period the FDA raises concerns or questions and imposes a clinical hold.

A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed. The FDA may also place a clinical hold or partial clinical hold on a trial after a clinical trial has begun.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval, including that such trials must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and obtaining informed consent from patients. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human patients enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must exercise continuing supervision over the trial. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial patients. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human patients or healthy volunteers under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research patients provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the tests to be conducted on study participants, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in 3 sequential phases, but the phases may overlap.

•
Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•
Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Reports detailing activities under, and the status of, an IND must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Sponsors may reach an SPA agreement with respect to the design of clinical trials. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor company fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement. Moreover, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee. The sponsor of an approved NDA is also subject to an annual prescription drug program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses. The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing, and the sponsor receives a Refuse to File Notice. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. The goal for review of most standard applications is within 10 months from the date of filing, and for “priority review” products the review goal is within 6 months of filing. The review process may be extended by the FDA to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections, or PAIs, may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications at the commercial scale. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a Risk Evaluation and Mitigation Strategies, or REMS. REMS uses risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS at the time of approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast-track designation, breakthrough therapy designation, and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; and assigning a cross-disciplinary project lead for the review team.

Third, the FDA may designate a product for Priority Review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to 6 months.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter, or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting (such as annual reports and quarterly safety reports for the first 3 years), product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. All promotional materials must be submitted to FDA prior to the time of their first use. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drug samples at the federal level and sets minimum standards for the registration and regulation of drug sample distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two adequate and well-controlled clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) of the FDCA applies to an NDA for a drug for which the investigations to show whether the drug is safe and effective and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based in part on safety and effectiveness data that were not developed by the applicant. Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA generally must find that the generic version is a duplicate to the RLD with respect to the active ingredients, the route of administration, the dosage form, conditions of use and the strength of the drug. The FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is required to be bioequivalent to an RLD.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. Clinicians and pharmacists often consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing clinicians or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or “NCE”, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period applies to the condition(s) of use for which the new clinical investigation was conducted, and often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that: (1) the required patent information has not been filed, (2) the listed patent has expired, (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

505(b)(2) and NCE Data Exclusivity in U.S.

In the United States, the Hatch-Waxman Act provides a 3-year period of non-patent data exclusivity within the United States to the first applicant to gain approval through a 505(b)(2) application seeking regulatory approval of, for example, a new indication, dosage, or strength of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigation and does not prohibit the FDA from approving an ANDA for drugs containing the original active agent.

In the United States, the Hatch-Waxman Act provides period of 5-years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or “NCE”, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trial or studies the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional 6 months to the term of any patent or regulatory exclusivity, including orphan exclusivity. This 6-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, the latest statutory or regulatory period of exclusivity or patent covering the product is extended by 6 months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for 7 years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to 5 years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Pharmaceutical Coverage and Reimbursement

Our ability to successfully commercialize any of our product candidates for which we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs, such as the Medicare and Medicaid programs in the U.S., private health insurers, managed care organizations, and other entities. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include one or more of our product candidates. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety and efficacy.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Interim reimbursement amounts for new drugs, if applicable, may also be insufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third party payors in the U.S. Third party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

Moreover, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective by third-party payors. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

Additionally, individual states in the U.S. have become increasingly active in passing laws and implementing regulations designed to control pharmaceutical product pricing, including reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

Other U.S. Healthcare Laws and Compliance Requirements

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable federal and state fraud and abuse laws, anti-kickback laws, false claims laws, laws requiring reporting of payments to physicians and teaching physicians and other healthcare providers, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable healthcare laws and regulations include, but are not limited to, the following:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Private individuals, commonly known as “whistleblowers,” can bring False Claims Act qui tam actions on behalf of the government and may share in amounts paid by the defendant to the government in recovery or settlement. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act; Moreover, manufacturers can be held liable under the False Claims Act even though they, in most cases, do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and report annually to the government information related to certain payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified-nurse midwives and U.S. teaching hospitals, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members;
•
analogous U.S. state laws and regulations, including, but not limited to: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access.

In the U.S. there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) was enacted, which included significant changes to the coverage and payment for pharmaceutical products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, on June 17, 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA without ruling on the merits of the constitutionality arguments. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP). Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, effective

January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.

Other legislative changes designed to reduce healthcare expenditures have been proposed and adopted in the U.S. since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first eight months of the FY 2032 sequestration order unless additional Congressional action is taken (with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to pharmaceutical and biological product pricing, reduce the cost of prescription drugs and biological products under Medicare, and reform government program reimbursement methodologies for drug and biological products. For example, in August 2022, former President Biden signed into law the Inflation Reduction Act (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS has taken a number of steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities which may delay our ability to develop, market and sell any products we may develop.

At the state level, individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosures and transparency measures, and, in some cases, laws designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved. In addition, several state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases and new product launches that exceed certain pricing thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.

We expect that these initiatives and other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, leading to additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates.

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

Human Capital

As of March 28, 2025, we had 3 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2012. Our address is 101 Lindenwood Drive, Suite 225, Malvern, Pennsylvania 19355. Our common stock is listed on the OTC Pink Market under the symbol “GRTX.”

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

We have incurred losses in each year since our inception in 2012, related to expenses for research and development and our ongoing operations, and we anticipate incurring losses for the foreseeable future. None of our clinical products have been approved for commercialization. Historically, we invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our net losses for the years ended December 31, 2024 and 2023 were $19.0 million and $59.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $456.4 million.

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our ability to continue as a going concern is dependent on obtaining additional funding, and failure to secure such funding could significantly impair our operations.

We have incurred recurring losses and negative cash flows from operations since our inception and have a significant accumulated deficit. Our existing cash and cash equivalents are expected to fund our operating expenses and capital expenditure requirements only into the first quarter of 2026, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. Consequently, there is substantial doubt about our ability to continue as a going concern beyond this period. To mitigate this risk, we will need to raise additional capital through equity or debt financings, or through other forms of strategic transactions. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms acceptable to us. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be unable to realize the expected benefits from the Nova Acquisition (as defined below), and may be compelled to reduce or cease our operations or delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities, and commercial preparation efforts.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, none of which has received regulatory approval. If development of our product candidates is unsuccessful, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. We have suffered significant and unexpected setbacks in certain of our clinical trials. These kind of setbacks can potentially recur in the future due to, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical studies and clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks again in the future. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

The biopharmaceutical industries are subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by U.S. Department of Health and Human Services (HHS), the Centers for Medicare and Medicaid Services (CMS), FDA and other agencies with significant oversight of the biopharmaceutical industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

The current presidential administration has also announced plans to reduce appropriations to the National Institutes of Health (the “NIH”) for biomedical research, including through significant cuts to funding for indirect research costs, such as buildings, utilities and equipment. Any decrease in the amount of, or delay in the approval of, appropriations to the NIH (and associated decreases in grants provided by the NIH) could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could affect our current or future clinical trials.

There are also a number of healthcare-related legislative and regulatory initiatives and reforms in the United States that significantly affect the biopharmaceutical industry. For example, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Particularly in light of the Workforce Reduction (as defined below), we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to retain competent personnel. If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations.

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

We rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, product candidates, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our product candidates, will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidates. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidates, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidates. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, many of our product candidates, have a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, we may not successfully find patents that our products or product candidates, may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidates.

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

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates and technologies. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant dosages or infusion rates for avasopasem and rucosopasem in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for these product candidates in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for those product candidates. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

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

We may not be able to prevent, alone or with our licensees or any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party or a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from exploiting the claimed subject matter at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from exploiting its technology on the grounds that our patents do not cover such technology. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making, using, importing and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

The biotechnology and pharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our product candidates, services and technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidates, services and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates or processes, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates may materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our product candidates, components of our product candidates, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

•
we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidates or processes do not infringe those third parties’ patents;
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
•
if third parties initiate litigation claiming that our processes or product candidates infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
•
if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
•
we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who were involved in developing our product candidates; and
•
if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidates infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

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
•
redesign our product candidates, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
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

In addition, we may indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidates, and we may collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future product candidates and processes.

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

If we do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidates, thereby potentially extending the term of marketing exclusivity for such product candidates, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

During trademark registration proceedings, our trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Certain of our key patent families have been filed in the United States, as well as in numerous jurisdictions outside the United States. However, our intellectual property rights in certain jurisdictions outside the United States may be less robust. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. For example, the requirements for patentability may differ in certain countries, particularly developing countries, and we may be unable to obtain issued patents that contain claims that adequately cover or protect our current or future product candidates. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates and services. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates and services.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign products, product candidates or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates are obtained, once the patent life has expired for patents covering a product or product candidate, we may be open to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidates. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

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
•
third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
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

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technology or in ceasing from doing business with us.

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

Risks Related to the Nova Acquisition

The integration with Nova Pharmaceuticals, Inc. (“Nova”) presents challenges, and the failure to successfully integrate the businesses could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of Nova (the “Nova Acquisition”) combined two independent companies with different operations and development focuses. We are devoting significant management attention and resources to integrating our business practices and portfolio of assets and reorienting our operations so that we may focus on developing product candidates to treat certain types of advanced breast cancer, including metaplastic breast cancer and other refractory subsets of triple-negative breast cancer. We may fail to realize some or all of the anticipated benefits of the Nova Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our assets in a manner that permits us to expand our product pipeline;
•
the creation of uniform standards, controls, procedures, policies and information systems;
•
the difficulty of refocusing existing personnel on the development of Nova’s assets, including a pan-NOS inhibitor and two SOD mimetics; and
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Nova Acquisition.

It is likely that the integration process could result in the diversion of our management’s attention or the disruption or interruption of, or the loss of momentum in, our ongoing businesses or potential partnerships, which could adversely affect our ability to maintain our current business relationships or the ability to achieve the anticipated benefits of the Nova Acquisition, or could otherwise adversely affect our business and financial results.

Our stockholders may not realize a benefit from the Nova Acquisition commensurate with the ownership dilution they may experience in connection with the Nova Acquisition upon conversion of preferred stock issued in connection therewith.

In the event we are unable to realize the strategic benefits currently anticipated from the Nova Acquisition, our stockholders will potentially have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. We have devoted and will continue to devote significant management attention and resources to integrate the two companies and we may not manage these processes successfully. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits anticipated. It is also possible that undisclosed, contingent or other liabilities or problems in connection with the acquired company may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and prospects. Additionally, in the event of any liquidation, holders of Series B Preferred Stock would be entitled to receive two-times the amount that a holder of common stock would receive had such shares of Series B Preferred Stock been converted, which could disincentivize further purchases of our common stock.

If our stockholders do not approve the conversion of our Series B Preferred Stock, we may be required to divert funds from our business to pay cash settlements on outstanding shares of Series B Preferred Stock.

In connection with the Nova Acquisition, we issued 119,318.285 shares of convertible Series B Preferred Stock to existing stockholders of Nova. The shares of Series B Preferred Stock will be convertible into shares of common stock, subject to stockholder approval at an annual or special meeting of stockholders to be held no earlier than December 30, 2025 and no later than June 30, 2026. If such conversion is not approved by stockholders, the holders of Series B Preferred Stock will be entitled to receive cash payments from Galera equal to the “Fair Value” of the shares of common stock that such holder would have received had the conversion been effected, based on the closing stock price of common stock as of a recent date. Such payments could divert capital away from the development of our business to the detriment of our stockholders.

Other Risks Related to Our Business

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates.

Our ability to successfully commercialize any of our product candidates for which we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs, such as the Medicare and Medicaid programs in the U.S., private health insurers, managed care organizations, and other entities. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include one or more of our product candidates. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety, and efficacy.

Moreover, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective by third-party payors. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, customers and others will be subject to applicable healthcare regulatory laws, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, customers and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See Part I, Item 1, Government Regulation, “Other U.S. Healthcare Laws and Compliance Requirements” for additional details on applicable federal and state healthcare laws and regulations that may affect our business.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by former President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Some of the insurance policies we currently maintain include general liability, employment practices liability, workers’ compensation, umbrella, and directors’ and officers’ insurance. These policies may not adequately cover all categories of risk that our business may encounter.

Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against certain losses. We do not currently maintain product liability insurance. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We also do not carry specific biological or hazardous waste insurance coverage, and our casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 48% of our outstanding common stock as of March 28, 2025. Accordingly, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with the interests of other stockholders. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

As a public company, we have incurred, and expect to continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, as applicable, will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could cause us to need to restate our previously issued financial statements and could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of securing our information systems and protecting the confidentiality, integrity, and availability of our data. To achieve this, we have developed and implemented a comprehensive cybersecurity risk management program designed to identify, assess, and mitigate risks to our critical systems and data, including risks resulting from cybersecurity threats associated with our use of third-party service providers.

Our cybersecurity strategy is integrated into the company’s broader enterprise risk management framework, ensuring that cybersecurity considerations are an integral part of decision-making at all levels of the organization. We collaborate with external experts, including cybersecurity assessors and vendors, to continuously evaluate and enhance our security posture and conduct regular risk assessments, penetration testing, and security audits.

Monitoring, Training and Incident Response

We continuously monitor our information systems for potential cybersecurity threats. Our cybersecurity incident response plan outlines specific procedures for responding to incidents, minimizing damage, and recovering swiftly. We have implemented a comprehensive cybersecurity training program for all employees to ensure they are fully equipped to handle cybersecurity responsibilities. The training emphasizes making cybersecurity an integral part of our corporate culture. It covers a wide range of topics, including understanding the different types of malware and how to avoid them, recognizing social engineering tactics like phishing and pretexting, and the importance of creating strong passwords while using multi-factor authentication. Additionally, the program addresses the unique security risks associated with remote work, mobile device usage, and Wi-Fi connections, as well as best practices for securing email communications and ensuring physical security of devices. Employees also learn about the importance of information classification, securing sensitive data, and safeguarding mobile devices and USB drives from unauthorized access or attacks. The program highlights the risks associated with the dark web and emphasizes how employees can protect themselves and the organization from information exposure. Furthermore, the training ensures that employees understand how to effectively respond to cybersecurity incidents, including how to recognize, report, and address security threats in a timely manner. This training is regularly updated to reflect the latest security threats and trends, ensuring employees are always aware of evolving risks. Employee understanding is assessed through quizzes, and executive leadership plays a key role in reinforcing cybersecurity as a top priority by modeling strong security behaviors and emphasizing ongoing vigilance.

Cybersecurity Risks

We have not experienced or identified risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Governance

The Board of Directors (the Board), with oversight from the Audit Committee, is responsible for the governance of cybersecurity risks. The Audit Committee receives regular updates from management on cybersecurity risks and incidents, ensuring that the Board is kept informed. Management, led by the Chief Executive Officer (the “CEO”), is responsible for implementing the cybersecurity program, monitoring the company’s risk posture, and reporting to the Audit Committee and the Board regarding cybersecurity-related risks. The CEO works closely with external consultants and vendors, including IntellectMap, to ensure that we stay current with industry standards and best practices.

Item 2. Properties.

Our principal office is located at 101 Lindenwood Drive, Suite 225, Malvern, Pennsylvania 19355, where we lease office space under a lease that terminates on January 31, 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock was publicly traded on the Nasdaq Global Market under the symbol “GRTX” from November 7, 2019 until September 16, 2024. Prior to November 7, 2019, there was no public market for our common stock. Our common stock is now quoted under its existing symbol “GRTX” on the Pink Market operated by OTC Markets Group Inc.

On March 28, 2025, there were 16 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the year ended December 31, 2024.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2022, including a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a biopharmaceutical company that since its inception has been developing a portfolio of small molecule superoxide dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to our product candidate, avasopasem, for the reduction of SOM induced by radiotherapy. Galera advanced avasopasem through Phase 1, then conducted a 223-patient randomized Phase 2 (GT-201) clinical trial and a 455-patient Phase 3 (ROMAN) clinical trial. Both trials achieved statistical significance in their respective primary endpoints.

In February 2023, we announced that the FDA had accepted for filing our New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with head and neck cancer (HNC) undergoing standard-of-care treatment, and had granted priority review. In August 2023, we received a Complete Response Letter (CRL) from the FDA that required a second Phase 3 trial to support resubmission of the NDA. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. Since we lacked sufficient resources to consider conducting this additional trial, we wound down our commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. In October 2023, we announced that we had engaged Stifel, Nicolaus & Company, Inc., as a financial advisor to assist in reviewing strategic alternatives, with the goal of maximizing value for our stockholders. We also halted our clinical trials of our other product candidate, rucosopasem, following a futility analysis.

Following the conclusion of our review of strategic alternatives, on August 8, 2024 our board of directors approved our dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. At the special meeting of stockholders held on October 17, 2024 the Plan of Dissolution was not approved by the Company’s stockholders. As our stockholders did not approve the Dissolution, the board of directors and management continued to explore what, if any, other alternatives were available for the future of the Company in light of its discontinued business activities and limited resources.

On December 30, 2024, we completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase. With that acquisition, we have shifted our strategic focus to developing product candidates to treat certain types of advanced breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2.9 million to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc. (OTC:GRTX).

Galera’s clinical portfolio now includes three clinical-stage product candidates: a pan-NOS inhibitor and two SOD mimetics. Galera’s lead program is now a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. This is an investigator-sponsored trial that is funded by a National Institutes of Health (NIH) grant to investigators at the Methodist Hospital in Houston, Texas (Houston Methodist), including the drug supply for the trial. The Company’s cash balance at closing is anticipated to fund operations into 2026 and through data readout from its lead program. A second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium. We also intend to support an investigator-sponsored trial of avasopasem, one of its small molecule dismutase mimetics, in hormone-receptor positive (HR+) breast cancer in patients who have developed resistance to conventional therapies. This trial is funded by an NIH grant, and is expected to commence enrollment in the first half of 2025. Our obligation is to provide the drug supply for this trial, which we can do from existing supplies of avasopasem.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $379.9 million.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. Our net loss was $19.0 million and $59.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $8.3 million in cash and cash equivalents and an accumulated deficit of $456.4 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. As a result there is substantial doubt about our ability to continue as a going concern after such time. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

Components of Results of Operations

Acquired in-process research and development expenses

Acquired in-process research and development expenses consist of a non-cash expense related to the acquisition of research and development programs that had no alternative future use at the time of acquisition which requires immediate expense recognition.

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Avasopasem manganese	$(318)	$4,281
Rucosopasem manganese	696	12,188
Other research and development expense	607	2,316
Personnel related and share-based compensation expense	2,166	5,330
	$3,151	$24,115

We have ceased all clinical trial activity and have suspended the clinical development of certain of our product candidates.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our product candidates. We are unable to predict when, if ever, material net cash inflows will commence from sales of any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including:

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

We expect that our expenses will increase in the future to support our continued research and development activities and to expand our operations.

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

Income Tax Benefit

In the year ended December 31, 2024, the impairment of our acquired intangible asset and goodwill resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2024, we had federal and state tax net operating loss carryforwards of $209.5 million and $231.9 million, respectively, which will begin to expire in 2032 unless previously utilized. As of December 31, 2024, we also had federal research and development tax credit carryforwards of $9.0 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized. In connection with the deregistration of the Australian subsidiary, the foreign net operating losses and the research and development tax credit carryforwards have been written off.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023	Change
Operating expenses:
Acquired in-process research and development	$3,843	$—	$3,843
Research and development	3,151	24,115	(20,964)
General and administrative	11,002	22,836	(11,834)
Write-off of acquired intangible asset	2,258	—	2,258
Write-off of goodwill	881	—	881
Gain on litigation settlement	(975)	—	(975)
Restructuring costs	—	2,309	(2,309)
Loss from operations	(20,160)	(49,260)	29,100
Other income (expense):
Interest income	554	1,595	(1,041)
Interest expense	—	(11,414)	11,414
Change in fair value of warrant liability	452	—	452
Foreign currency loss	(6)	(3)	(3)
Loss before income tax benefit	(19,160)	(59,082)	39,922
Income tax benefit	203	—	203
Net loss	$(18,957)	$(59,082)	$40,125

Acquired In-Process Research and Development Expense

In connection with the acquisition of Nova, we recognized a non-cash in-process research and development expense of $3.8 million related to the acquired anti-cancer therapeutics programs that had no alternative future use at the time of acquisition, which requires immediate expense recognition.

Research and Development Expense

Research and development expense decreased by $20.9 million from $24.1 million for the year ended December 31, 2023 to $3.2 million for the year ended December 31, 2024. Avasopasem development costs decreased by $4.6 million as the ROMAN trial was completed and manufacturing activities ceased. Rucosopasem development costs decreased by $11.5 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expenses decreased $3.2 million, primarily due to decreased headcount and reduction in share-based compensation expense, partially offset by $0.8 million of severance charges recorded in the period. Other research and development expenses decreased $1.7 million due to reductions in regulatory and quality assurance expenses, costs for independent contractors and consultants, development costs for pipeline candidates, travel expenses and depreciation.

General and Administrative Expense

General and administrative expense decreased by $11.8 million from $22.8 million for the year ended December 31, 2023 to $11.0 million for the year ended December 31, 2024, principally due to the cessation of avasopasem commercial preparations and medical affairs activities, decreased headcount, and reduced share-based compensation and legal expenses, partially offset by $0.7 million of severance charges recorded in the period.

Write-off of Acquired Intangible Asset and Goodwill

In August 2024, our board of directors approved the Plan of Dissolution, under which future development of our product candidates would no longer continue. In connection with this decision, we concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the year ended December 31, 2024.

Gain on Litigation Settlement

We recognized a $1.0 million gain during the year ended December 31, 2024 in connection with the settlement of certain litigation, as discussed below, which was recorded in operating expenses.

Restructuring Costs

In connection with the CRL announcement, we restructured our operations and reduced our workforce by 22 employees, or approximately 70%, as of August 9, 2023. As a result of these restructuring initiatives, we incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. No such costs were incurred during the year ended December 31, 2024.

Interest Income

Interest income decreased by $1.0 million from $1.6 million for the year ended December 31, 2023 to $0.6 million for the year ended December 31, 2024, due to the reduction in investable cash and securities.

Interest Expense

We recognized $11.4 million in non-cash interest expense during the year ended December 31, 2023 in connection with the Royalty Agreement with Blackstone Life Sciences. Given the uncertainty of obtaining future avasopasem revenue based on the FDA reiterating the need for an additional Phase 3 trial for NDA resubmission, our inability to conduct an additional trial with our current resources, and our focus on exploring strategic alternatives for the development of avasopasem, coupled with our decision in October 2023 to discontinue clinical trials of rucosopasem, we suspended accreting interest on the royalty purchase liability at the end of October 2023.

Change in fair value of warrant liability

During the year ended December 31, 2024 we recognized a change in fair value of the warrant liability as a result of the change in the price of our common stock.

Income Tax Benefit

During the year ended December 31, 2024, the impairment of our acquired intangible asset and goodwill resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Through December 31, 2024, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $379.9 million.

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

In December 2024, we completed a private placement with a group of investors led by Ikarian Capital. We issued approximately 21.1 million shares of common stock plus pre-funded warrants exercisable for approximately 23.0 million shares of common stock at an offering price of $0.065 per share or pre-funded warrant. As a result of the private placement, we received net proceeds of approximately $2.9 million.

As of December 31, 2024, we had $8.3 million in cash and cash equivalents and an accumulated deficit of $456.4 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year after the date of the filing of this Annual Report on Form 10-K.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(12,145)	$(44,848)
Net cash provided by investing activities	(46)	27,293
Net cash provided by financing activities	2,223	31,496
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,968)	$13,941

Operating Activities

During the year ended December 31, 2024, we used $12.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $19.0 million plus $2.1 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $8.9 million related to acquired in-process research and development, the write-off of the acquired intangible asset and goodwill, deferred tax benefit, share-based compensation, depreciation expense, and loss from disposal of property and equipment. The primary use of cash was to fund our operations as we reviewed strategic alternatives and completed the acquisition of Nova.

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

Investing Activities

During the year ended December 31, 2024, investing activities used $46,000, primarily cash paid for the acquisition of Nova.

During the year ended December 31, 2023, investing activities provided $27.3 million in cash proceeds from net sales of our short-term investments.

Financing Activities

During the year ended December 31, 2024, financing activities provided $2.2 million from the sale of our common stock and pre-funded warrants in a private placement in December 2024.

During the year ended December 31, 2023, financing activities provided $31.5 million from the sale of our common stock and common stock warrants in our registered direct offering in February 2023, from the sale of our common stock under the Sales Agreement with Jefferies, and from the exercise of common stock warrants and stock options during the period.

Funding Requirements

We expect our existing cash and cash equivalents as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year after the date of the filing of this Annual Report on Form 10-K. As a result there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Annual Report on Form 10-K. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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
•
the costs of securing manufacturing arrangements for any future commercial production; and
•
the costs of scaling-up or contracting for sales and marketing capabilities as we prepare for the potential commercialization of our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any future product candidates, if approved, may not achieve commercial success.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate certain activities, including planned research and development activities or hiring plans.

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

Key Agreements

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

Methodist Hospital License Agreement

The Company’s subsidiary, Nova, has a worldwide license agreement (the License) with Houston Methodist. The License was executed in January 2024 and gives Nova the exclusive rights to certain Houston Methodist patents for use in the field of oncology, and non-exclusive rights to certain Houston Methodist know-how for use in connection with the licensed patents.

As consideration for the License, Nova paid Houston Methodist an initial license fee of $300,000, approximately $147,000 as reimbursement for patent costs incurred prior to the date of the license, and a $100,000 deposit for future patent costs incurred by Houston Methodist to the extent they are not paid by Nova. Under a separate patent prosecution agreement, fees of the law firm maintaining the licensed patents are billed to and payable directly by Nova.

The License includes due diligence requirements for Nova to submit an Investigational New Drug (IND) application by January 31, 2028, and thereafter to initiate Phase 1, 2 and 3 clinical trials and file a Biologics License Application (BLA) by specified dates. If Nova receives FDA approval for a product covered by the License, fees are payable upon attainment of certain commercial milestones, and low-to-mid single digit royalties are payable on net sales. Fees are also payable on any sublicense revenue that Nova receives.

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B. Refer to Notes 3 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

Unless earlier terminated, the License expires on the later of January 31, 2044, or the end of the patent term for the last licensed patent to expire, after which the license continues on a nonexclusive, royalty-free basis.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses since inception and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of the accounting acquirer

As discussed in Notes 1 and 3 to the consolidated financial statements, on December 30, 2024, the Company entered into the Agreement and Plan of Merger (the “Merger Agreement” or “Merger”) with Nova Pharmaceuticals, Inc. (“Nova”), pursuant to which the Company acquired Nova’s tilaginine programs and assumed certain liabilities associated with the acquired assets. The Company accounted for the Merger as an asset acquisition and was deemed the accounting acquirer for financial reporting purposes.

We identified the Company’s determination of the accounting acquirer as a critical audit matter. Challenging auditor judgment was required in evaluating the relative importance of the indicative factors, individually and in the aggregate, including the post combination voting rights, composition of the board of directors and management, the terms of the exchange, the relative size of the entities, minority voting rights, and the entity initiating the business combination. A different conclusion regarding the determination of the Company as the accounting acquirer would have resulted in a significant difference in the accounting for the Merger.

The following are the primary procedures we performed to address this critical audit matter. We tested the Company’s conclusion about the accounting acquirer by:

•
reading management’s accounting memorandum that documented the factors the Company considered in determining the accounting acquirer and evaluating management’s assessment of the post combination voting rights, composition of the board of directors and management, the terms of the exchange, the relative size of the entities, minority voting interests, and the entity initiating the combination by comparing them to the (1) the relevant organizational documents, (2) certain regulatory filings related to the Merger, and (3) the Merger Agreement;
•
corroborating our understanding with external legal counsel and the audit committee; and
•
inquiring of both the Company and Nova management and inspection of board minutes regarding the business purpose of the transaction and decisions regarding the appointment of board members.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 31, 2025

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,289	$18,257
Subscription receivable	635	—
Prepaid expenses and other current assets	1,077	3,372
Total current assets	10,001	21,629
Property and equipment, net	—	71
Acquired intangible asset	—	2,258
Goodwill	—	881
Right-of-use lease assets	—	1,212
Other assets	100	90
Total assets	$10,101	$26,141
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,275	$1,375
Accrued expenses	391	3,449
Lease liabilities	—	133
Total current liabilities	1,666	4,957
Royalty purchase liability	151,049	151,049
Lease liabilities, net of current portion	—	1,117
Warrant liability	1,055	—
Deferred tax liability	—	203
Total liabilities	153,770	157,326
Commitments and contingencies (Note 10)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,372	—
Stockholders’ deficit:
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 and 54,392,170 shares issued and outstanding at December 31, 2024 and 2023, respectively	75	54
Additional paid-in capital	308,247	306,167
Accumulated deficit	(456,363)	(437,406)
Total stockholders’ deficit	(148,041)	(131,185)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$10,101	$26,141

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2024	2023
Operating expenses:
Acquired in-process research and development	$3,843	$—
Research and development	3,151	24,115
General and administrative	11,002	22,836
Write-off of acquired intangible asset	2,258	—
Write-off of goodwill	881	—
Gain on litigation settlement	(975)	—
Restructuring costs	—	2,309
Loss from operations	(20,160)	(49,260)
Other income (expenses):
Interest income	554	1,595
Interest expense	—	(11,414)
Change in fair value of warrant liability	452	—
Foreign currency loss	(6)	(3)
Loss before income tax benefit	(19,160)	(59,082)
Income tax benefit	203	—
Net loss	$(18,957)	$(59,082)
Net loss attributable to common stockholders, basic and diluted	$(18,733)	$(59,082)
Weighted-average shares of common stock outstanding, basic and diluted	54,633,215	44,549,285
Net loss per share of common stock, basic and diluted	$(0.34)	$(1.33)
Net loss attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$(224)	$—
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	652	—
Net loss per share of Series B redeemable convertible preferred stock, basic and diluted	$(342.89)	$—

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year ended December 31,
	2024	2023
Net loss	$(18,957)	$(59,082)
Unrealized gain on short-term investments	—	22
Comprehensive loss	$(18,957)	$(59,060)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	gain (loss)	Deficit	Deficit
Balance at December 31, 2022	—	$—	28,510,066	$28	$269,137	$(22)	$(378,324)	$(109,181)
Share-based compensation expense	—	—	—	—	5,560	—	—	5,560
Exercise of stock options	—	—	78,600	1	187	—	—	188
Exercise of common stock warrants	—	—	1,020,000	1	2,008	—	—	2,009
Sale of common stock and common stock warrants in registered direct offering, net of issuance costs of $2,403	—	—	14,320,000	14	27,584	—	—	27,598
Sale of shares under Open Market Sale Agreement, net	—	—	10,463,504	10	1,691	—	—	1,701
Unrealized gain on short-term investments	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(59,082)	(59,082)
Balance at December 31, 2023	—	—	54,392,170	54	306,167	—	(437,406)	(131,185)
Share-based compensation expense	—	—	—	—	2,545	—	—	2,545
Issuance of Series B convertible preferred stock in asset acquisition	119,318	2,577	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,795	—	—	(1,795)	—	—	(1,795)
Sale of common stock and common stock warrants in private placement, net of issuance costs of $27	—	—	21,070,220	21	1,330	—	—	1,351
Net loss	—	—	—	—	—	—	(18,957)	(18,957)
Balance at December 31, 2024	119,318	$4,372	75,462,390	$75	$308,247	$—	$(456,363)	$(148,041)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2024	2023
Operating activities:
Net loss	$(18,957)	$(59,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	3,843	—
Depreciation and amortization	20	259
Noncash interest expense	—	11,414
Share-based compensation expense	2,545	5,560
Write-off of acquired intangible asset	2,258	—
Write-off of goodwill	881	—
Deferred tax benefit	(203)	—
Change in fair value of warrants	(452)	—
Loss (gain) on disposal of property and equipment	48	(72)
Changes in operating assets and liabilities:
Refundable PDUFA fee	—	3,242
Prepaid expenses and other current assets	2,295	514
Other assets	89	1,932
Accounts payable	(1,416)	(2,206)
Accrued expenses	(3,058)	(6,305)
Other liabilities	(38)	(104)
Cash used in operating activities	(12,145)	(44,848)
Investing activities:
Purchases of short-term investments	—	(22,643)
Proceeds from sales of short-term investments	—	49,995
Cash paid for acquisition of Nova	(50)	—
Purchase of property and equipment	—	(59)
Proceeds from sale of property and equipment	4	—
Cash provided by investing activities	(46)	27,293
Financing activities:
Proceeds from the sale of common stock and common stock warrants in private placement, net of issuance costs	2,223	—
Proceeds from the sale of common stock and common stock warrants in registered direct offering, net of issuance costs	—	27,598
Proceeds from the sale of common stock under the Open Market Sale Agreement, net of issuance costs	—	1,701
Proceeds from the exercise of common stock warrants	—	2,009
Proceeds from exercise of stock options	—	188
Cash provided by financing activities	2,223	31,496
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,968)	13,941
Cash, cash equivalents and restricted cash at beginning of year	18,257	4,316
Cash, cash equivalents and restricted cash at end of year	$8,289	$18,257
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B redeemable convertible preferred stock in asset acquisition	$2,577	$—
Accretion of redeemable convertible preferred stock to redemption value	$1,795	$—
Subscription receivable in connection with private placement	$635	$—
Derecognition of lease liability and right-of-use asset due to lease termination	$1,212	$—
Acquisition costs in accounts payable	$869	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$1,310
Sale of property and equipment in exchange for prepaid future services	$—	$240

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a biopharmaceutical company that since its inception has been developing a portfolio of small molecule dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to our product candidate, avasopasem, for the reduction of SOM induced radiotherapy. Galera advanced avasopasem through Phase 1, then conducted a 223-patient randomized Phase 2 (GT-201) clinical trial and a 455-patient Phase 3 (ROMAN) clinical trial.

In August 2023, the Company announced that it had received a Complete Response Letter (CRL) from the FDA regarding the Company’s New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with head and neck cancer (HNC) undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. It is not feasible to conduct an additional trial with the Company’s current resources.

In connection with the CRL, the Company wound down its commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by the Company’s board of directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses. Further reductions in employee headcount occurred in 2024. As of December 31, 2024, the Company had 3 employees.

In October 2023, the Company also announced that it had engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its stockholders. The Company also halted its clinical trials of its other product candidate, rucosopasem, following a futility analysis.

Following the conclusion of its review of strategic alternatives, on August 8, 2024 the Company’s board of directors approved the Company’s dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. At the special meeting of shareholders held on October 17, 2024 the Plan of Dissolution was not approved by the Company’s shareholders.

As the Company’s shareholders did not approve the Dissolution, the Company’s board of directors and management continued to explore what, if any, other alternatives were available for the future of the Company in light of its discontinued business activities and limited resources. On December 30, 2024, the Company completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase to treat patients with highly resistant forms of breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). The Company issued 119,318.285 shares of Series B Non-Voting Convertible Preferred Stock (Series B) to the securityholders of Nova, each share of which is convertible into 1,000 shares of the Company’s common stock. The Company continues as Galera Therapeutics, Inc. (OTC:GRTX).

Galera’s clinical portfolio now includes three clinical-stage product candidates: a pan-inhibitor of nitric oxide synthase (NOS) and two SOD mimetics. Superoxide and Nitric Oxide (NO) each play critical and complementary roles in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of TNBC known as MpBC, that today has no effective or regulatory approved

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. Galera’s lead program is now an investigator-sponsored Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC, which is being conducted at Methodist Hospital in Houston, Texas (Houston Methodist) with funding by a grant from the National Institutes of Health. A second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $456.4 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash and cash equivalents as of December 31, 2024 will not enable the Company to fund its operating expenses and capital expenditure requirements for more than one year after the date these consolidated financial statements are issued, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

In December 2024, the Company completed a private placement with a group of investors led by Ikarian Capital. The Company issued 21,070,220 shares of common stock plus pre-funded warrants exercisable for 23,041,040 shares of common stock at an offering price of $0.065 per share or pre-funded warrant. The Company received net proceeds of approximately $2.9 million after deducting issuance costs of approximately $27,000, of which $0.6 million was received in January 2025. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance and never expire.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Galera Therapeutics, Inc. and its wholly owned subsidiaries, Galera Therapeutics Australia Pty Ltd (Galera Australia) and Galera Labs, LLC. Galera Australia was deregistered in November 2024. In December 2024, the Company acquired Nova Pharmaceuticals, Inc. (Nova) as a wholly owned subsidiary (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

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

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance.

The Company’s Chief Executive Officer (CEO), as the CODM, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CEO uses consolidated income (loss) from operations as well as consolidated net income (loss) to measure segment profit or loss, allocate resources, and assess performance. The measure of segment assets is reported on the balance sheet as total assets.

Significant expenses within income (loss) from operations, as well as within net income (loss), include research and development and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include acquired in-process research and development, write-offs of the acquired intangible asset and goodwill, a gain on litigation settlement, restructuring costs, interest income, interest expense, the change in fair value of warrant liability, foreign currency loss, and income tax benefit.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the significant expense categories reviewed by the CEO for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Research and Development
Personnel	$1,476	$3,655
Stock-based compensation	690	1,675
Program expenses	378	16,469
Other unallocated expenses	607	2,316
Total research and development	3,151	24,115
General and Administrative
Personnel	2,607	4,502
Stock-based compensation	1,855	3,885
Professional fees	4,060	5,246
Other general and administrative	2,480	9,203
Total general and administrative	11,002	22,836
Other segment items	4,804	12,131
Net loss	$18,957	$59,082

Asset acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (IPR&D). Acquired IPR&D that has no alternative future use is expensed immediately in the consolidated statements of operations and comprehensive loss.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The royalty purchase liability is accounted for as debt and interest is accreted over the expected repayment period. Based on the outcome from the Company’s discussions with the FDA reiterating the need for an additional Phase 3 trial to support resubmission of the avasopasem NDA, it is not feasible to conduct an additional clinical trial with the Company’s current resources. Due to the uncertainty of obtaining regulatory approval and successful commercialization of avasopasem, it is impractical to determine the fair value of the debt. The pre-funded warrants are measured at fair value on a recurring basis and carried at their estimated fair value.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents. The Company had no short-term investments as of December 31, 2024 or 2023.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2024 and 2023 consisted of bank deposits, U.S. Treasury obligations and a money market mutual fund invested in U.S. Treasury obligations. We

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2024, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets outside of goodwill and acquired intangible asset, discussed below, is required.

Goodwill and acquired intangible asset

In November 2012, the Company completed a Series A redeemable convertible preferred stock (Series A) financing with venture capital investors and simultaneously acquired Galera Therapeutics, LLC (LLC), a limited liability company incorporated in Missouri in 2009. LLC was renamed Galera Labs, LLC in January 2013 and operates as a wholly-owned subsidiary of the Company. The Company applied the purchase method of accounting under which the consideration given to the LLC members and noteholders was allocated to the fair value of the net assets assumed from the LLC at the date of the acquisition. The sole intangible asset acquired represented the fair value of IPR&D which was recorded on the accompanying consolidated balance sheets as an indefinite life intangible asset. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis of zero which was recognized as goodwill in applying the purchase method of accounting.

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

In August 2024, the Company’s board of directors approved the Plan of Dissolution, under which future development of the Company’s product candidates would no longer continue. In connection with this decision, the Company concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill. during the year ended December 31, 2024. The impairment also resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the IPR&D asset. There was no impairment to goodwill or IPR&D during the year ended December 31, 2023.

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

Warrant Liability

The pre-funded warrants issued in conjunction with the private placement in December 2024 (See Notes 1 and 11) are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside the Company's control. The warrant liability was initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ (deficit) equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (short-term leases). For short-term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. The Company had no short-term leases as of December 31, 2024 and 2023.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. The Company provided matching contributions of $0.1 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively.

Gain on litigation settlement

On May 30, 2023, the Company filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC (the CROs), seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of SOM induced by radiotherapy in patients with locally advanced HNC (the Phase 3 ROMAN trial) (the Litigation). On August 2, 2024, the Company and the CROs entered into an agreement to settle the Litigation, pursuant to which, in exchange for mutual releases, the CROs paid to the Company the amount of $975,000, and the parties terminated the contracts between the Company and the CROs, with no further obligations under the parties’ contracts. On August 8, 2024, the Company filed a Praecipe to Settle, Discontinue, and End the Litigation. During the year ended December 31, 2024, the Company recorded the $975,000 as gain on litigation settlement within operating expenses on its consolidated statements of operations.

Restructuring costs

As a result of the Workforce Reduction, the Company incurred total restructuring-related charges of $2.3 million during the year ended December 31, 2023. As of December 31, 2024, none of the total restructuring-related charges remain unpaid.

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

Net loss per share

For purposes of net loss per share, the Series B shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses are allocated between the common shares and the Series B on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

Basic loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and is virtually assured.

Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and common stock warrants, which would result in the issuance of incremental shares of common stock. Basic and diluted net loss per share data is the same due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Stock options	4,384,108	5,739,488
Common stock warrants	13,850,661	13,850,661
	18,234,769	19,590,149

Recent Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025. Early adoption is permitted. The Company adopted this ASU on December 31, 2024. This change did not have a significant impact on the Company's consolidated financial statements and related disclosures. See Note 2, Segments, for further discussion.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-04, “ASC 470- Debt with Conversion and Other Options, Induced Conversions of Convertible Debt Instruments,” (ASU 2024-04) which clarifies whether or not a settlement of a convertible debt instrument is subject to the induced conversion guidance. The guidance is effective for the Company’s annual reporting period beginning on January 1, 2026, including interim periods. Early adoption is permitted and the respective amendments in ASU 2024-04 may be applied on a prospective or retrospective basis. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Asset acquisition

On December 30, 2024, the Company acquired Nova Pharmaceuticals, Inc. (Nova), in accordance with the terms of an Agreement and Plan of Merger, dated December 30, 2024 (Merger Agreement), pursuant to which the Company acquired Nova’s tilarginine programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included the issuance of 119,318 shares of Series B at an aggregate fair value of $2.6 million.

Each share of Series B is convertible into 1,000 shares of common stock, subject to the Beneficial Ownership Limitation (defined below). The fair value of the shares issued to Nova was based on the closing stock price of the Company’s common stock on December 30, 2024, of $0.027, less a discount of 20.0% related to unregistered share restrictions of the preferred shares. The fair value measurement for the Series B is classified as Level 3 within the fair value hierarchy.

The Company accounted for the transaction as an asset acquisition as the Company acquired inputs and no substantive processes or outputs. The assets acquired in the transaction were measured based on the estimated fair value of the consideration paid of $3.5 million, which included direct transactions costs of $0.9 million.

The consideration paid and the relative values of the assets acquired, and liabilities assumed were as follows:

Consideration transferred:
Fair value of Series B Preferred Stock issued	$2,577
Transaction costs paid	919
Total consideration paid	$3,496
Assets acquired:
Other assets	$100
In-process research and development	3,843
Total assets acquired	$3,943
Liabilities assumed:
Accounts payable and accrued expenses	447
Total liabilities assumed	447
Net assets acquired	$3,496

As the Nova IPR&D assets acquired have no alternative future use to the Company, the Company charged $3.8 million to Acquired IPR&D expense within its consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

The Merger Agreement was unanimously approved by the Board of Directors of both companies and by the stockholders of Nova. The Board of Directors includes three current Galera board members, and two additional board members selected by Nova.

Pursuant to the Merger Agreement, no earlier than twelve (12) months following the closing, but no later than eighteen (18) months following the closing, Galera will submit the following matters to its stockholders at a meeting of stockholders (the “Stockholders’ Meeting”) for their consideration: (i) the approval of the conversion of the Series B Preferred Stock into shares of Common Stock (the “Conversion Proposal”); (ii) the approval of an amendment to Galera’s certificate of incorporation to effect a reverse stock split and/or increase the number of authorized shares of common stock to such amount as determined by the Board of Director’s following the closing; and (iii) the approval of one or more adjournments of the Stockholders’ Meeting to solicit additional proxies if there are not sufficient votes cast in favor of the foregoing matters.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair value measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,115	$—	$—

Liabilities
Warrant liability	$—	$1,055	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$17,964	$—	$—

There were no changes in valuation techniques during the years ended December 31, 2024 and 2023. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term on the assets or liabilities.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period the warrants are marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the year ended December 31, 2024 is as follows (amounts in thousands):

Balance at December 31, 2023	$—
Additions	1,507
Change in fair value	(452)
Balance at December 31, 2024	$1,055

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	December 31,	December 31,
	2024	2023
Prepaid clinical expenses	$—	$1,450
Prepaid insurance	795	1,302
Other prepaid expenses and other current assets	282	620
	$1,077	$3,372

6. Property and equipment

Property and equipment consist of (amounts in thousands):

	December 31,	December 31,
	2024	2023
Computer hardware and software	$—	$305
Leasehold improvements	—	46
Furniture and fixtures	—	179
Property and equipment, gross	—	530
Less: Accumulated depreciation and amortization	—	(459)
Property and equipment, net	$—	$71

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $20,000 and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

In 2023, the Company wrote off $0.3 million of leasehold improvements related to the previous office space for which the lease expired in February 2023. In addition, the Company wrote off $1.4 million of laboratory equipment that was either sold, exchanged in a barter transaction for future services, or otherwise disposed of in 2023.

7. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,	December 31,
	2024	2023
Compensation and related benefits	$48	$121
Restructuring costs	—	443
Research and development expenses	31	2,672
Professional fees and other expenses	312	213
	$391	$3,449

8. Royalty purchase liability

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of December 31, 2024 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company recognized $11.4 million in noncash interest expense during the year ended December 31, 2023. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the year ended December 31, 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. Leases

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	December 31,	December 31,
	2024	2023
Operating Leases
Right-of-use lease assets	$—	$1,212

Lease liabilities, current	—	133
Lease liabilities, net of current portion	—	1,117
Total operating lease liabilities	$—	$1,250

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows (amounts in thousands):

	Year ended December 31,
	2024	2023
Operating lease costs
Operating lease rental expense	$559	$191
Total operating lease expense	$559	$191

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$597	$150
Right-of-use assets obtained in exchange for lease obligation
Operating leases	—	1,310
Derecognition of lease liability and right-of-use asset due to lease termination
Operating leases	1,212	—

Additionally, in January 2025 the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date was February 1, 2025, and the lease term is 12 months.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and contingencies

License agreement

The Company’s subsidiary, Nova, has a worldwide license agreement (the License) with Houston Methodist. The License was executed in January 2024 and gives Nova the exclusive rights to certain Houston Methodist patents for use in the field of oncology, and non-exclusive rights to certain Houston Methodist know-how for use in connection with the licensed patents. Under a separate patent prosecution agreement, fees of the law firm maintaining the licensed patents are billed to and payable directly by Nova.

The License includes due diligence requirements for Nova to submit an Investigational New Drug (IND) application by January 31, 2028, and thereafter to initiate Phase 1, 2 and 3 clinical trials and file a Biologics License Application (BLA) by specified dates. If Nova receives FDA approval for a product covered by the License, fees are payable upon attainment of certain commercial milestones, and low-to-mid single digit royalties are payable on net sales. Fees are also payable on any sublicense revenue that Nova receives.

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B (See Notes 3 and 11).

An assignment fee of $200,000 is payable to Houston Methodist if the License is assigned before the first Phase III trial is initiated. The license may be assigned by Nova to the Company or another subsidiary of the Company in 2025, in which case the assignment fee will be payable.

Unless earlier terminated, the License expires on the later of January 31, 2044, or the end of the patent term for the last licensed patent to expire, after which the license continues on a nonexclusive, royalty-free basis.

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

11. Convertible Preferred Stock and Stockholders' Equity (Deficit)

Shareholder Rights Agreement

On May 3, 2024, the Company entered into a Stockholder Rights Agreement with Equiniti Trust Company, LLC, as rights agent (the Rights Agreement). Pursuant to the Rights Agreement, the board of directors declared a dividend of one preferred share purchase right (each a Right) for each outstanding share of Company common stock to stockholders of record at the close of business on May 20, 2024. Each Right entitled its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $1.50 per Right, subject to adjustment. Rights attached to any shares of common stock that become outstanding after May 20, 2024 and prior to the earlier of the Distribution Time, as defined in the Rights Agreement, and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement. Pursuant to the terms of the Rights Agreement, the Rights terminated upon closing of the acquisition of Nova. The

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company intends to file a Certificate of Elimination eliminating from its Certificate of Incorporation, as amended, the designation of certain shares of its preferred stock as Series A Junior Participating Preferred Stock, which had been designated for potential use in connection with the Rights Agreement. Upon such filing, all 200,000 shares of preferred stock previously designated as Series A Junior Participating Preferred Stock will be eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

Equity offerings

December 2024 Private Placement

In December 2024, the Company completed a private placement with a group of investors led by Ikarian Capital. The Company issued 21,070,220 shares of common stock plus pre-funded warrants exercisable for 23,041,040 shares of common stock at an offering price of $0.065 per share (or, in the case of certain of the investors who also received pre-funded warrants in lieu of shares, $0.065 per pre-funded warrant), generating net proceeds of approximately $2.9 million after offering costs of approximately $27,000, of which $0.6 million was received in January 2025.The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance, and never expire.

The Company considered the appropriate accounting guidance and concluded that the pre-funded warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $1.5 million. The remainder of the net proceeds were allocated to the common stock issued and recorded as a component of equity.

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the group of investors, pursuant to which the Company agreed to file with the SEC no later than March 31, 2025, a registration statement for the resale of the shares of common stock issued in the private placement. The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing (or within 60 days should the SEC provides written comments on the registration statement) and to maintain the effectiveness of such registration statement until all relevant securities are sold or can be freely traded without restrictions. As of the filing date of this Form 10-K, the Company has not filed a registration statement with the SEC. The Company is requesting an extension of the time to file the registration statement from the investors. Should it fail to receive such an extension, or should it receive the extension but fail to file the registration statement by the expiration date of the extension, the Company would be subject to penalties up to 5% of the amount received in the private placement, a maximum of approximately $145,000.

December 2024 Series B Preferred Stock

Under the terms of the Merger Agreement, 119,318.285 shares of Series B were issued to the securityholders of Nova, each share of which is convertible into 1,000 shares of the Company’s common stock. Conversion of the shares of Series B is subject to approval at a subsequent meeting of the Company’s common stockholders to be held no earlier than twelve (12) months, but no later than eighteen (18) months, following the December 30, 2024 closing.

The following is a summary of the rights, preferences, and terms of the Series B:

Dividends

The holders of Series B are entitled to receive cash dividends, on an as-if-converted-to-common-stock basis, equal to and in the same form and manner as dividends actually paid on shares of common stock, when and if such dividends are paid. As of December 31, 2024, there were no unpaid Series B dividends.

Voting Rights

The holders of the Series B generally have no voting rights, except as required by law or outlined in the Certificate of Designation. However, a majority vote of the outstanding shares of Series B Non-Voting Preferred

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock is required to approve certain actions that could adversely affect their rights, issue additional shares, or undertake specific mergers or fundamental transactions.

Liquidation Preference

The Series B participates pari passu with the common stock in the distribution of assets upon a liquidation, dissolution, or winding up of the corporation. Distributions to holders of Series B are weighted to reflect two times the amount that would be received if the shares were fully converted into common stock.

Conversion

At any time after approval by the Company’s common shareholders, at the option of the holder, each share of Series B is convertible into 1,000 shares of common stock, subject to certain antidilution adjustments. Approval of the majority of common shareholders is required at a meeting to be held no sooner than 12 months and no later than 18 months after the issuance date. If the common shareholders do not approve the conversion, the Company will continue to hold shareholder meetings until such time it is approved. If not approved by 24 months after the issuance date, upon request by a holder of Series B, the Company will pay in cash the fair value, as defined, of the common stock into which the Series B would otherwise be converted.

Beneficial Ownership Limitation

A holder of Series B is prohibited from converting shares of Series B into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.

Redemption

Shares of Series B are generally not redeemable. However, in the event the Company is unable to obtain an affirmative stockholder vote to permit conversion within 24 months after the initial issuance of the Series B, each holder of Series B may elect, at the holder’s option, to have the shares of Series B be redeemed by the Company at an amount equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series B.

The Company recognized accretion of $1.8 million to reflect the estimated fair value at redemption as of December 31, 2024.

Protective Provisions

Approval of holders of a majority of the Series B is required for certain significant corporate actions.

February 2023 Registered Direct Offering

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. During the year ended December 31, 2023, warrants were exercised in exchange for 1,020,000 shares of common stock resulting in proceeds of $2.0 million. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of December 31, 2024.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2020 Sales Agreement

In December 2020, the Company entered into the Sales Agreement with Jefferies LLC (Jefferies) as sales agent, pursuant to which it could, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at-the-market” (ATM) offerings under the Company’s Registration Statement on Form S-3 (File No. 333-251061) filed with the SEC on December 1, 2020. Sales of common stock pursuant to the Sales Agreement were made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made on any existing trading market for the Company’s common stock. The Company was required to pay Jefferies a commission equal to three percent of the gross sales proceeds and provided Jefferies with customary indemnification rights. During the year ended December 31, 2023, 10,463,504 shares were sold under the Sales Agreement at a weighted average price per share of $0.20. Net proceeds to the Company after deducting fees, commissions and other expenses related to the offering were $1.7 million for the year ended December 31, 2023. The S-3 expired on December 1, 2023, and therefore no further sales are available under the Sales Agreement.

Warrants

The following table summarizes the Company’s outstanding warrants:

	As of December 31,
	Number of shares	Exercise Price	Expiration Date
Warrants issued in connection with Amendment to Royalty Agreement	293,686	$13.62	6/6/2027
	256,975	$13.62	7/18/2027
Warrants issued pursuant to February 2023 Registered Direct Offering	13,300,000	$1.97	2/17/2028
Pre-funded warrants issued pursuant to December 2024 Private placement	23,041,040	$0.001	No expiration

Warrants for 13,850,661 shares are equity-classified, and warrants for 23,041,040 shares are liability-classified.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2024 was 1,080,208.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2024, there were 6,066,109 shares available for future issuance under the 2019 Plan, including 2,175,686 shares added pursuant to this provision effective January 1, 2024. Pursuant to this provision, the Company added an additional 3,018,496 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2025. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of December 31, 2024, there were 1,835,105 shares available for issuance under the ESPP, including 543,921 shares added pursuant to this provision effective January 1, 2024. Pursuant to this provision, the Company added an additional 754,624 shares to the total shares available for issuance under the ESPP effective January 1, 2025.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of December 31, 2024, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$690	$1,675
General and administrative	1,855	3,885
	$2,545	$5,560

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the year ended December 31, 2024:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2024	5,739,488	$5.85	6.6
Forfeited	(1,355,380)	5.34
Outstanding at December 31, 2024	4,384,108	$6.01	4.0
Vested and exercisable at December 31, 2024	3,834,972	$6.54	3.4
Vested and expected to vest at December 31, 2024	4,384,108	$6.01	4.0

The Company's stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of December 31, 2024, the unrecognized compensation cost was $0.9 million and will be recognized over an estimated weighted-average remaining amortization period of 1.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2024 were zero. Options granted during the year ended December 31, 2023 had weighted-average grant-date fair values of $1.68. There were no options granted during the year ended December 31, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the year ended December 31, 2023 was determined using the methods and assumptions discussed below.

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
•
The expected stock price volatility is based on historical volatilities of the Company as well as comparable public entities within the Company’s industry which were commensurate with the expected term assumption as described in SAB No. 107.
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

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the year ended December 31, 2024.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,
2023
Expected term (in years)	6.2
Expected stock price volatility	95.4%
Risk-free interest rate	4.05%
Expected dividend yield	0%

12. Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$(25,306)	$(59,067)
Foreign	6,349	(15)
	$(18,957)	$(59,082)

The Company’s tax provision (benefit) for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	Year ended December 31,
	2024	2023
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	(90)	—
State	(113)	—
Foreign	—	—
	(203)	—
Total income tax benefit	$(203)	$—

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	4.4	3.1
Net operating loss carryforwards	(2.7)	0.4
Change in tax rate	(0.5)	—
Sale of royalty interest	—	(4.1)
Difference in foreign rate	(3.6)	—
Research and development	(6.8)	5.2
Change in valuation allowance	(15.3)	(24.4)
Share-based compensation	(2.6)	(0.5)
Investment in Galera Australia	9.9	—
IPR&D	(3.4)	—
Other	0.7	(0.7)
Total provision	1.1%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$52,962	$48,957
Share-based compensation	4,628	4,518
Research and development credits	8,998	10,382
Capitalized research and development expenses	7,773	9,701
Capital loss carryforward	1,554	—
Accrued expenses and other	37	107
Gross deferred tax assets	75,952	73,665
Valuation allowance	(75,754)	(72,861)
Net deferred tax asset	198	804
Deferred tax liabilities
Accrued expenses and other	(198)	(424)
Acquired in-process research and development	—	(583)
Net deferred tax liabilities	$—	$(203)

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. As of December 2024, the Company wrote off the remaining IPR&D intangible asset, as such, the Company is now in a full valuation allowance position.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, depending on where the research is conducted. The Company has $2.4 million of research and development costs being capitalized in 2024. However, given the Company has a valuation allowance against its deferred tax assets, including the capitalized research and development costs, the enacted provision does not have a material impact on the consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased/(decreased) by $2.9 million and $14.4 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2024 and 2023, respectively (in thousands):

	December 31,
	2024	2023
Combined NOL Carryforwards:
Federal	$209,474	$191,315
State	231,939	213,784
Foreign	—	1,745

As of December 31, 2024, the Company had federal and state net operating losses of $209.5 million and $231.9 million, respectively, which will begin expiring in 2032. As of December 31, 2024, the Company also had federal research and development tax credit carryforwards of $9.0 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized. The foreign research and development tax credit carryforwards do not have an expiration date. In connection with the deregistration of the Australian subsidiary, the foreign net operating losses and the research and development tax credit carryforwards have been written off.

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

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2024, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2021 through 2023 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

13. Related Party Transactions

IntellectMap Advisory Services

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the years ended December 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively.

Nova Acquisition

In connection with the acquisition of Nova, Dr. Chang and Mr. Friedman, now members of the Company's Board, received 1,841.92 and 8,326.269 shares of our Series B, respectively, in exchange for shares of common stock of Nova held immediately prior to the closing of such acquisition. If the Company's stockholders

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approve the conversion of Series B into shares of common stock, and such conversion is effected by the Company, these shares of Series B will be convertible into 1,841,920 and 8,326,269 shares of common stock, respectively. In addition to her shares of Series B, Dr. Chang was also issued 7,644,932 shares of common stock upon the closing of the December 2024 private placement.

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Mr. Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Mr. Friedman will be paid $10,000 per month for the duration of the Contractor Agreement. The Contractor Agreement has a one-year term, with automatic renewals for successive one-year terms unless earlier terminated. The Contractor Agreement can be terminated by either party upon 30 days’ prior notice.

14. Restructuring charges

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

The following table summarizes the restructuring balances at December 31, 2024 and 2023 (in thousands):

Balance, January 1, 2023	$—
Current year restructuring costs	2,309
Payment of employee severance and related costs	(1,866)
Balance, December 31, 2023	443
Current year restructuring costs	—
Payment of employee severance and related costs	(443)
Balance, December 31, 2024	$—

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

Effective December 31, 2024, we lost our status as an “emerging growth company,” meaning we can no longer rely on certain exemptions from various public company reporting requirements, including having an extended transition period to comply with new or revised accounting standards applicable to public companies. We maintained our status as a smaller reporting company; thus, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	68	President, Chief Executive Officer and Chairman of the Board
Joel Sussman	76	Chief Accounting Officer, Treasurer and Secretary
Non-Employee Directors
Lawrence Alleva(1)(2)(3)	75	Director
Kevin Lokay(1)(2)(3)	68	Director
Michael Friedman	47	Director
Nancy T. Chang, PhD	75	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Mel Sorensen, M.D. has served as Director, Chief Executive Officer and President of Galera since 2012, and as Chairman of the Board starting in January 2025. Dr. Sorensen serves on the boards of directors of several private companies including Esanik Therapeutics, Medsyn Biopharma and PlanetVerify Ltd. He is an advisor to the Biomarkers Consortium of the National Institutes of Health and to the Irish Cancer Society. Dr. Sorensen holds an M.B., B.Ch. and B.A.O. from University College, Dublin. Dr. Sorensen’s postgraduate education and work has been in the United States, including an internal medicine residency in St. Louis and medical oncology fellowship at the Mayo Clinic, seven years at the National Cancer Institute as Senior Investigator in the Cancer Therapy Evaluation Program and four years each with Bayer and GlaxoSmithKline. Dr. Sorensen served as Director, Chief Executive Officer and President of Ascenta Therapeutics from 2004 until he joined Galera. We believe Dr. Sorensen’s experience in the industry, his role as our Chief Executive Officer and President and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Joel Sussman has served as our Chief Accounting Officer and Treasurer since April 2019, and served as our Chief Financial Officer and Treasurer from December 2012 to April 2019. He has also served as our Secretary since September 2024. From 2002 to 2019, Mr. Sussman provided consulting services as a Chief Financial Officer for various private life sciences companies. Before his consulting career, he held CFO and Treasurer roles at several public and private companies. Mr. Sussman received a B.A. from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Sussman is a licensed certified public accountant.

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

Michael Friedman was appointed to the Board on December 30, 2024. He is a principal and executive in residence at Emerald Bioventures, a life science incubator and venture capital firm. At Emerald Bioventures, Mr. Friedman handles company formation, corporate finance and operations within the portfolio. Mr. Friedman has over 20 years of investment banking experience, specializing in healthcare mergers and acquisitions, leveraged finance and capital markets at firms such as Bank of America Corporation, Merrill Lynch, Jefferies and Ladenburg. Mr. Friedman has worked on venture rounds, private investment in public equity transactions, licensing transactions, sell-side and buy-side mergers and acquisitions, initial public offerings, debt financings, asset sales and divestitures. Mr Friedman has an M.B.A from the University of Chicago and a B.B.A from the University of Wisconsin. Mr. Friedman previously served on the board of Akari Therapeutics Plc (formerly knows as Peak Bio). We believe that Mr. Friedman is qualified to serve on our board of directors due to his extensive experience in the finance industry.

Nancy T. Chang, PhD, was appointed to the Board on December 30, 2024. She completed her undergraduate studies at Taiwan National Tsing Hua University and attended the Ph. D. program at the Division of Medical Sciences at Harvard Medical School. Dr. Chang joined the founding team at Centocor, where she served as director of research and worked on the development of monoclonal antibody as therapeutics and to the HIV field including the development of the first HIV diagnosis assay. In 1986, Dr. Chang joined the Baylor College of Medicine, where she served as Associate Professor of Virology until 1991. During this tenure, Dr. Chang co-founded Tanox, a company that focused on the treatment of immunological diseases including allergy, asthma, and inflammation by using antibodies as a therapeutic agent. From 1995 to 2000, Dr. Chang also served on the Texas Higher Education Coordinate Board under Governor George W. Bush. After 2007, Dr. Chang led OrbiMed’s Asia fund as the chairman, founder and senior managing director. She served on the board of directors for various institutes including the Federal Reserve Bank in Houston, BioHouston, Biotechnology Innovation Organization (Bio), Charles River Laboratories, and several biotech companies. Currently, Dr. Chang serves as an advisor to ViRx at Stanford and to Baylor College of Medicine and as president of the Tang Family Foundation. We believe that Dr. Chang is qualified to serve on our board of directors due to her extensive experience in the biopharmaceutical industry.

Mr. Friedman and Dr. Chang were each appointed pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated December 30, 2024, by and between Galera and Nova Pharmaceuticals, Inc. (“Nova”), pursuant to which Galera acquired Nova’s Houston Methodist license and assumed certain liabilities associated with the acquired assets. The upfront consideration included the issuance of 119,318 shares of Series B Non-Voting Convertible Preferred Stock at an aggregate fair value of $2.6 million. Under the terms of the Merger Agreement, Galera’s board of directors must consist of five members, three designated by Galera, at least two of whom must be independent, and two of whom are to be designated by Nova. Nova appointed each of Mr. Friedman and Dr. Chang.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities (“Reporting Persons”), to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended December 31, 2024, all Reporting Persons complied with all applicable requirements, except as disclosed below:

Date of Earliest
Name	Late Report	Transaction	Date Filed
Yair Schneid	Form 4	January 29, 2024	February 26, 2024
Yair Schneid	Form 4/A	April 17, 2024	May 1, 2024
Rochel Soffer	Form 3	April 16, 2024	May 16, 2024

Code of Business Conduct and Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.galeratx.com, in the “Investors” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Lawrence Alleva and Kevin Lokay. Mr. Alleva serves as the Chairperson of the Audit Committee. While our common stock no longer trades on the Nasdaq Global Market, the members of our Audit Committee continue to meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Mr. Alleva qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our current and former executive officers who are named in the 2024 Summary Compensation Table below. In 2024, our “named executive officers” and their positions were as follows:

•
J. Mel Sorensen, M.D., President and Chief Executive Officer;
•
Joel Sussman, Chief Accounting Officer
•
Christopher Degnan, former Chief Financial Officer; and
•
Jennifer Evans Stacey, former Chief Legal and Compliance Officer.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2024 and, to the extent required by SEC disclosure rules, the year ended December 31, 2023.

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)
J. Mel Sorensen, M.D.,	2024	619,479	—	—	13,800	633,279
President and Chief Executive Officer	2023	616,505	617,628	—	16,132	1,250,265
Joel Sussman	2024	336,000		—	13,440	349,440
Chief Accounting Officer
Christopher Degnan,	2024	328,050	—	—	464,354	792,404
former Chief Financial Officer	2023	460,845	259,684	—	13,200	733,729
Jennifer Evans Stacey	2024	292,558	—	—	461,047	753,605
former Chief Legal and Compliance Officer

(1) Represents the grant date fair value of stock options computed in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, rather than the amounts paid to or realized by the named executive officer. We provide information regarding the assumptions used to calculate the value of the option awards in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2) The following amounts are shown for 2024 for the named executive officers: (i) for Dr. Sorensen and Mr. Sussman represent company matching contributions under our 401(k) plan; (ii) for Mr. Degnan and Ms. Evans Stacey represent company matching contributions under our 401(k) plan, severance payments ($348,926 for Mr. Degnan and $321,704 for Ms. Evans Stacey), payments for consulting services ($92,500 for Mr. Degnan and $118,800 for Ms. Evans Stacey), and company reimbursement for COBRA medical and dental insurance premiums.

Narrative Disclosure to Summary Compensation Table

2024 Salaries and Bonus Compensation

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

During 2024, there were no increases in the base salary of the named executive officers.

In prior years, we maintained a discretionary bonus plan that was designed to motivate and reward our executives, including our named executive officers, for achievements relative to our goals and expectations for each fiscal year. The Company did not establish a 2024 bonus plan, and none of the named executive officers received a bonus with respect to 2024, in light of the Company’s financial situation.

Equity Compensation

We award stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. We typically grant stock options to new hires upon their commencing employment with us. Additionally, we may grant stock options at such times as our Board of Directors determines appropriate. Generally, stock options vest over four years. While the Company does not have a formal grant policy, we have not timed the release of material non-public information based on equity grant dates. No stock option awards were granted to our named executive officers in 2024.

Refer to the “Outstanding Equity Awards at 2024 Fiscal Year End” table below for information regarding the stock options held by our named executive officers as of December 31, 2024.

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

Outstanding Equity Awards at 2024 Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Option
	Vesting	Unexercised	Unexercised		Exercise	Option
	Commencement	Options (#)	Options (#)		Price	Expiration
Name	Date	Exercisable	Unexercisable		($)	Date
J. Mel Sorensen, M.D.	2/1/2016	338,437	—		2.43	3/2/2026
	1/18/2017	88,710	—		2.68	1/18/2027
	1/10/2019	355,972	—		7.08	1/10/2029
	1/31/2020	186,087	—		14.84	1/30/2030
	1/26/2021	186,041	3,959	(1)	11.99	1/25/2031
	2/28/2022	187,283	77,117	(1)	2.24	2/27/2032
	2/25/2023	201,666	238,334	(1)	1.78	2/24/2033
Joel Sussman	2/1/2016	32,238	—		2.43	3/2/2026
	1/18/2017	21,429	—		2.68	1/18/2027
	1/10/2019	5,932	—		7.08	1/10/2029
	4/1/2019	35,155	—		9.26	3/29/2029
	1/31/2020	49,623	—		14.84	1/30/2030
	1/26/2021	48,958	1,042		11.99	1/25/2031
	2/28/2022	42,500	17,500		2.24	2/27/2032
	2/25/2023	29,791	35,209		1.78	2/24/2033
Christopher Degnan (2)	10/21/2019	229,513	—		12.00	3/31/2025
	1/31/2020	74,435	—		14.84	3/31/2025
	1/26/2021	80,781	—		11.99	3/31/2025
	2/28/2022	95,625	—		2.24	3/31/2025
	2/25/2023	84,791	—		1.78	3/31/2025
Jennifer Evans Stacey (2)	10/8/2021	102,916	27,084	(1)	7.84	4/10/2025
	2/28/2022	53,125	21,875	(1)	2.24	4/10/2025
	2/25/2023	61,875	73,125	(1)	1.78	4/10/2025

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

(2) Mr. Degnan's and Ms. Evans Stacey's employment terminated in August 2024 and they continued to provide services as consultants until December 2024 and January 2025, respectively. Under the terms of the underlying award agreements, their vested options continue to be exerciseable for three months following the termination of their consulting contracts.

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for indefinite terms and entitle the named executive officers to the annual base salaries and annual target bonus opportunities, the amount of which for 2024 are described above under the headings “2024 Salaries and Bonus Compensation”.

If we terminate a named executive officer without “good cause” or he resigns for “good reason” (each as defined below), subject to the executive's timely executing a release of claims and his continued compliance with certain covenants, the executive is entitled to receive (i) base salary continuation for a period of 9 months (or 12 months for Dr. Sorensen); and (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 9 months (or 12 months for Dr. Sorensen) in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date.

If we terminate a named executive officer without “good cause” or the executive resigns for “good reason”, in either case, on or within 12 months following a change in control, then, in lieu of the severance payments and benefits described above, subject to the executive's timely executing a release of claims and the executive's continued compliance with certain covenants, the executive is entitled to receive (i) a cash amount equal to one times (or 1.5 times for Dr. Sorensen) the sum of the executive's annual base salary and target annual bonus for the year of termination, payable over the 12 months (or 18 months for Dr. Sorensen) following the executive's termination date; (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months (or 18 months for Dr. Sorensen) in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date; and (iii) accelerated vesting of all unvested equity or equity-based awards held by the executive that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

The named executive officers have each agreed to refrain from (i) competing with us while employed and following the executive's termination of employment for any reason for a period of 12 months and (ii) soliciting our employees, consultants, partners or advisors to accept employment and from soliciting our distributors, suppliers, representatives or agents to terminate or modify their relationship with the Company, in each case, while employed and following the executive's termination of employment for any reason for a period of 12 months.

For purposes of the employment agreements, “good cause” generally means, subject to certain notice and cure rights, the executive’s (i) refusal to substantially satisfy the material responsibilities and objectives reasonably assigned to the executive; (ii) material breach of the employment agreement or any other agreement between the executive and the Company; (iii) commission of a felony or a crime involving moral turpitude, or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or its customers or suppliers; (iv) sexual harassment, unlawful discrimination or similar behavior; (v) material breach of any confidentiality or non-compete obligations; (vi) conduct that tends to bring the Company into public disgrace or disrepute; or (vii) gross negligence or willful misconduct with respect to the Company.

For purposes of the employment agreements, “good reason” generally means, subject to certain notice and cure rights, (i) the Company’s failure to comply with the material terms of the employment agreement; (ii) any requirement by the Company that the executive perform any act which is illegal; (iii) any material reduction in annual base salary, except in connection with across-the-board salary reductions based on the Company’s financial condition or performance similarly affecting all or substantially all senior management employees; or (iv) any material reduction in the executive’s responsibilities, positions, duties or authority which occurs within 12 months after a change in control.

Former Chief Financial Officer

Mr. Degnan’s position was eliminated, and he separated from employment effective August 31, 2024. In connection with Mr. Degnan’s separation, we entered into a separation agreement with Mr. Degnan pursuant to which he became eligible to receive several severance benefits, including a lump sum termination payment of $348,926, which is equivalent to nine months of his final monthly base salary. Also pursuant to the agreement, Mr. Degnan is eligible for COBRA group health insurance premiums for himself and his eligible dependents for up to nine months. If a change in control occurs within nine months of the separation date, Mr. Degnan will receive his target bonus ($186,094), and his termination payments and COBRA coverage will extend to 12 months.

Narrative Disclosure to 2024 Non-Employee Director Compensation Table

We maintain a compensation program for our non-employee directors under which each non-employee director was eligible to receive the following amounts for their services on our Board of Directors during 2024:

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

Under our director compensation program, each non-employee director may elect, on an annual basis, to receive one or more options to purchase shares of common stock in lieu of the director’s annual cash fee for Board and committee service for such year. For 2024, such election was required to be made prior to May 26, 2024 and applies to cash fees earned for the period July 1, 2024 to June 30, 2025. The number of shares subject to any such option is determined by dividing the cash amount of the retainer by the Black-Scholes value of the option, computed in accordance with the terms of the director compensation program on the applicable grant date. Each such option will vest in equal quarterly installments, subject to the non-employee director’s continued service as a non-employee director or on the applicable committee through each applicable vesting date.

2024 Director Compensation

The following table sets forth the compensation earned by our non-employee directors for their service on our Board during 2024.

	Fees Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)(1)	($)	($)
Lawrence Alleva	$55,000	$—	$55,000
Nancy Chang, Ph.D. (2)	—	—	—
Emmett Cunningham, M.D., Ph.D. (2)	34,905	—	34,905
Michael Friedman (2)	—	—	—
Kevin Lokay	51,500	—	51,500
Michael Powell, Ph.D.(2)	67,816	—	67,816
Linda West (2)	56,347	—	56,347
(1)
Represents the annual retainer earned under our director compensation program for service on our Board during 2024. Mr. Alleva and Ms. West each elected to receive cash director fees earned from July 1, 2023 through June 30, 2024 in the form of stock options. Accordingly, in July 2023, Mr. Alleva was issued options to purchase 22,762 shares (in lieu of $27,500 in cash fees for July through December 2023 and $27,500 in cash fees for January through June 2024) and Ms. West was issued options to purchase 23,382 shares (in lieu of $28,250 in cash fees for July through December 2023 and $28,250 in cash fees for January through June 2024). Each of these options vested in equal quarterly installments and had an exercise price of $3.12, which was the closing price per share of our stock on the applicable date of grant.

(2)
In accordance with the Merger Agreement, Dr. Chang and Mr. Friedman were appointed to our Board, and Drs. Cunningham and Powell and Ms. West resigned from our Board, in each case effective as of December 30, 2024

As of December 31, 2024, the aggregate number of options (exercisable and unexercisable) held by each non-employee director were as follows: Mr. Alleva: 133,812; Dr. Chang: (0); Dr. Cunningham: 107,960; Mr. Friedman: (0); Mr. Lokay: 102,552; Dr. Powell: 130,134, and Ms. West: 183,272. None of our non-employee directors held stock awards in the Company as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	4,384,108(3)	$6.01(4)	7,901,214(5)
Equity compensation plans not approved by security holders (2)	—	—	1,500,000
Total	4,384,108	$6.01	9,401,214

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
(3)
Consists of 1,080,208 outstanding options to purchase stock under the Prior Plan and 3,303,900 outstanding options to purchase stock under the 2019 Plan.
(4)
As of December 31, 2024, the weighted-average exercise price of outstanding options under the Prior Plan was $4.60 and the weighted-average exercise price of outstanding options under the 2019 Plan was $6.47.
(5)
Includes 6,066,109 shares available for future issuance under the 2019 Plan and 1,835,105 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants are made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our Board of Directors (but no more than 14,130,029 shares may be issued upon the exercise of incentive stock options). The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our Board of Directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 15, 2025, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 75,462,390 shares of common stock outstanding as of March 15, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 15, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 101 Lindenwood Drive, Suite 225, Malvern, Pennsylvania 19355. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned
5% or Greater Stockholders
Yair Schneid (1)(2)	10,823,610	14.3
Rochel Soffer (1)(2)	5,928,137	7.9
GSA Capital Partners LLP (3)	3,892,561	5.2
Affiliates of Ikarian Capital, LLC (4)	30,579,731	9.9
Named Executive Officers and Directors
J. Mel Sorensen, M.D. (5)	1,871,904	2.4
Joel Sussman (6)	277,085	*—
Christopher Degnan	—	*—
Jennifer Evans Stacey	—	*—
Nancy Chang, Ph.D. (7)	7,644,932	10.1
Lawrence Alleva (8)	144,182	*—
Michael Friedman	—	*—
Kevin Lokay (9)	102,552	*—
All executive officers and directors as a group (6 persons) (10)	10,040,655	12.9

* Less than one percent.

(1)
Based on Schedule 13G/A filed with the SEC on May 16, 2024. Consists of 10,823,610 shares of our common stock held of record by Yair Schneid. Mr. Schneid is deemed to have sole voting and dispositive power with regard to such shares. Does not include 3,178,137 shares of common stock held by Rochel Soffer individually and 2,750,000 shares of common stock held by Alpha Pharma Investments LLC. Rochel Soffer is the spouse of Mr. Schneid and is also the sole member of Alpha Pharma Investments LLC. Rochel Soffer has voting and dispositive power of Alpha Pharma Investments LLC and is therefore deemed the beneficial owner of such securities. Mr. Schneid disclaims beneficial ownership of all securities owned by Rochel Soffer and Alpha Pharma Investments LLC, except to the extent of their pecuniary interest therein, if any. The mailing address of Mr. Schneid is 1 Wood Lane, Suffern, NY 10901.
(2)
Based on Schedule 13G filed with the SEC on May 16, 2024. Consists of 3,178,137 shares of our common stock held of record by Rochel Soffer and 2,750,000 shares of our common stock held of record by Alpha Pharma Investments LLC. Rochel Soffer is the sole member of Alpha Pharma Investments LLC and is therefore deemed the beneficial owner of such securities. Ms. Soffer is the spouse of Yair Schneid. Ms. Soffer disclaims beneficial ownership of all securities owned by Yair Schneid, except to the extent of their pecuniary interest therein, if any. The mailing address of Ms. Soffer is 9559 Collins Avenue, #1009S, Miami, FL 33154.
(3)
Based on Schedule 13G filed with the SEC on January 2, 2024. Consists of 3,892,561 shares of our common stock held of record by GSA Capital Partners LLP. GSA Capital Partners LLP is deemed to have sole voting and dispositive power with regard to such shares. The business address of GSA Partners LLP is 5 Stratton Street, London, United Kingdom.
(4)
Based in part on Schedule 13G filed with the SEC on February 14, 2025. Consists of: (i) 5,361,517 shares of common stock and 16,386,788 pre-funded warrants held by Ikarian Healthcare Master Fund LP; (ii) 1,620,818 shares of common stock and 4,953,824 pre-funded warrants held by Boothbay Absolute Return Strategies LP; and (iii) 556,356 shares of common stock and 1,700,428 pre-funded warrants held by Boothbay Diversified Alpha Master Fund LP. However, the warrants cannot be exercised in an amount that would cause these entities to collectively hold over 9.99% of the Company’s capital stock. The business address of Ikarian Healthcare Master Fund LP is 100 Crescent Court, Suite 1620, Dallas, TX 75201. The business address of each of Boothbay Absolute Return Strategies LP and Boothbay Diversified Alpha Master Fund LP is 140 E. 45th Street, 14FL, New York, NY 10017.
(5)
Consists of 265,049 shares of our common stock and 1,606,855 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2025.
(6)
Consists of 277,085 shares of our common stock underlying stock options exerciseable within 60 days of March 15, 2025.
(7)
Consists of 7,644,932 shares of our common stock.
(8)
Consists of 10,370 shares of our common stock and 133,812 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2025.
(9)
Consists of 102,552 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2025.
(10)
Consists of 7,920,351 shares of our common stock and 2,120,304 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2025.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2023, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

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

December 2024 Private Placement

In December 2024, the Company completed a private placement with a group of investors led by Ikarian Capital. The Company issued approximately 21.1 million shares of common stock plus pre-funded warrants exercisable for approximately 23.0 million shares of common stock at an offering price of $0.065 per share or pre-funded warrant. As a result of the private placement, the Company received net proceeds of approximately $2.9 million after deducting issuance costs of approximately $27,000, of which $0.6 million was received in January 2025. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance and never expire.

Nova Acquisition

Mr. Friedman and Dr. Chang were each appointed to our board of directors pursuant to the terms of an Agreement and Plan of Merger, dated December 30, 2024, by and between Galera and Nova Pharmaceuticals, Inc. (“Nova”), pursuant to which Galera acquired Nova’s Houston Methodist license and assumed certain liabilities associated with the acquired assets. Mr. Friedman and Dr. Chang received 8,326.269 and 1,841.92 shares of our Series B Non-Voting Convertible Preferred Stock, respectively, which are convertible into 8,326,269 and 1,841,920 shares of our common stock, respectively. The other independent members of our board of directors have unanimously determined that ownership of our Series B Non-Voting Convertible Preferred Stock does not compromise the independent judgment of Dr. Chang.

Consulting Agreement with Mr. Friedman

Michael Friedman, a member of our Board, entered into an Independent Contractor Agreement with the Company, effective January 1, 2025 (the “Contractor Agreement”). Pursuant to the Contractor Agreement, Mr. Friedman will provide corporate and business development services to the Company as an independent contractor. As compensation for his services, the Company will pay to Mr. Friedman a cash amount equal to $10,000 per month. Additionally, the Company will reimburse Mr. Friedman for reasonable out-of-pocket expenses incurred in connection with his services, subject to certain conditions. The Company has also agreed to indemnify and hold Mr. Friedman harmless from any third-party claims, losses, or legal expenses arising from services performed under the Contractor Agreement, except in cases of intentional misconduct or gross negligence. Following termination of the Contractor Agreement, Mr. Friedman will be prohibited from soliciting the Company’s employees, clients, or customers for a period of one year from such termination. The Contractor Agreement has a one-year term, with automatic renewals for successive one-year terms unless terminated by either party with 30 days’ advance notice. The Contractor Agreement can be terminated by either the Company or Mr. Friedman with or without cause upon 30 days’ prior notice.

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

Consulting Services from IntellectMap Corporation

Since February 2018, IntellectMap Corporation has provided advisory services to the Company on cybersecurity issues. The chief executive officer of IntellectMap is the brother of J. Mel Sorensen, M.D., our Chief Executive Officer and a member of our Board of Directors. We paid $0.2 million and $0.3 million in fees to IntellectMap during the fiscal years ended December 31, 2024 and 2023, respectively.

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

Director Independence

Lawrence Alleva, Kevin Lokay and Dr. Chang each qualify as “independent” in accordance with the listing requirements of Nasdaq. While the Company’s stock is no longer listed with the Nasdaq Stock Exchange, the Board continues to refer to Nasdaq listing guidelines to inform its independence analysis. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185. The following table summarizes the fees of KPMG LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2024	2023
Audit Fees	$437,135	$480,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$437,135	$480,000

Audit Fees

Audit fees for the fiscal years ended December 31, 2024 and 2023 include fees for professional services rendered for the audit and quarterly review of our financial statements filed with the SEC on Form 10-K and 10-Q, and services provided in connection with SEC filings, including consents and comfort letters.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of December 30, 2024 by and among Galera, Grape Merger Sub I, Inc., Grape Merger Sub II, LLC and Nova	8-K	001-39114	2.1	12/31/2024
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-A	001-39114	3.1	5/3/2024
3.3	Certificate of Designation of Series B Non-Voting Series B Preferred Stock	8-K	001-39114	3.1	12/31/2024
3.4	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Form of Certificate of Common Stock	S-1/A	333-234184	4.1	10/28/2019
4.2	Description of Securities					*
4.3	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrant holders	10-Q	001-39114	4.1	08/10/2020
4.4	Form of Warrant to Purchase Common Stock, dated February 17, 2023, issued by Galera Therapeutics, Inc.	8-K	001-39114	4.1	02/16/2023
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39114	4.1	12/31/2024
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	333-234184	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	333-234184	10.3	10/28/2019
10.2.1#	Letter re: Separation Agreement, dated June 4, 2024, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	10-Q	001-39114	10.1	8/14/2024
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	333-234184	10.4	10/28/2019
10.3.1#	Letter re: Separation Agreement, dated August 28, 2024, by and between Galera Therapeutics, Inc. and Christopher Degnan	10-Q	001-39114	10.1	12/13/2024
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	333-234184	10.5	10/28/2019
10.5#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey	10-Q	001-39114	10.2	11/10/2021
10.6#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendments to Employment Agreement, dated January 31, 2022 and September 19, 2022, by	10-Q	001-39114	10.1	11/09/2022

	and between Galera Therapeutics, Inc. and Mark Bachleda
10.7#	Employment Agreement, dated July 25, 2022, by and between Galera Therapeutics, Inc. and Eugene Kennedy, M.D.	10-Q	001-39114	10.2	11/09/2022
10.8#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	333-234184	10.8	10/28/2019
10.9.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.8	10/28/2019
10.9.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.10	10/28/2019
10.9.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.11	10/28/2019
10.9.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	333-234184	10.12	10/28/2019
10.10#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-234184	10.14	10/28/2019
10.11#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1	333-234184	10.8	10/11/2019
10.12#	Galera Therapeutics, Inc. Non-Employee Director Compensation Program, effective as of February 11, 2021 and as amended on May 5, 2022 and April 28, 2023	10-Q	001-39114	10.1	05/11/2023
10.13.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	333-234184	10.1	10/11/2019
10.13.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.1	08/10/2020
10.14†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	001-39114	10.2	08/10/2020
10.15†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021	8-K	001-39114	10.0	08/18/2021
10.16	Placement Agency Agreement dated February 15, 2023, by and between Galera Therapeutics, Inc. and Piper Sandler & Co.	8-K	001-39114	10.1	02/16/2023
10.17	Securities Purchase Agreement dated February 15, 2023 by and among Galera Therapeutics, Inc. and the purchasers named therein	8-K	001-39114	10.2	02/16/2023
10.18	Securities Purchase Agreement, dated as of December 30, 2024, by and among Galera and each purchaser identified on Annex A thereto	8-K	001-39114	10.1	12/31/2024
10.19	Form of Registration Rights Agreement	8-K	001-39114	10.2	12/31/2024
10.20#	Employment Agreement, dated April 1, 2019, by and between Galera Therapeutics, Inc. and Joel Sussman					*

10.21#	Consulting Agreement, dated January 1, 2025, by and between Galera Therapeutics, Inc. and Michael Friedman.					*
19.1	Galera Therapeutics, Inc. Policy on Insider Trading					*
21.1	Subsidiaries of Galera Therapeutics, Inc.					*
23.1	Consent of KPMG LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Galera Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023	10-K	001-39114	97.1	03/28/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 31, 2025	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 31, 2025	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Chairman of the Board of Directors	March 31, 2025
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Joel Sussman	Chief Accounting Officer	March 31, 2025
Joel Sussman	(principal financial and accounting officer)

/s/ Lawrence Alleva	Director	March 31, 2025
Lawrence Alleva

/s/ Kevin Lokay	Director	March 31, 2025
Kevin Lokay

/s/ Michael Friedman	Director	March 31, 2025
Michael Friedman

/s/ Nancy T. Chang	Director	March 31, 2025
Nancy T. Chang