Form 10-Q
period 2025-03-31
Galera Therapeutics, Inc.
filed 2025-05-15
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the registrant had 75,462,390 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation statements regarding our acquisition of and integration with Nova Pharmaceuticals, Inc.; the impact of our discontinuation of the development of certain of our product candidates; the sufficiency of our cash and cash equivalents and our ability to raise additional capital; and the plans and objectives of management for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,686	$8,289
Subscription receivable	—	635
Prepaid expenses and other current assets	874	1,077
Total current assets	7,560	10,001
Other assets	101	100
Total assets	$7,661	$10,101
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$744	$1,275
Accrued expenses	231	391
Total current liabilities	975	1,666
Royalty purchase liability	151,049	151,049
Warrant liability	—	1,055
Total liabilities	152,024	153,770
Commitments and contingencies (Note 10)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 shares issued and outstanding at March 31, 2025 and December 31, 2024	2,864	4,372
Stockholders’ deficit:
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 shares issued and outstanding at March 31, 2025 and December 31, 2024	75	75
Additional paid-in capital	310,653	308,247
Accumulated deficit	(457,955)	(456,363)
Total stockholders’ deficit	(147,227)	(148,041)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$7,661	$10,101

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$93	$1,488
General and administrative	1,870	3,089
Loss from operations	(1,963)	(4,577)
Other income:
Interest income	77	196
Change in fair value of warrant liability	294	—
Net loss	$(1,592)	$(4,381)
Net loss attributable to common stockholders, basic and diluted	$(720)	$(4,381)
Weighted-average shares of common stock outstanding, basic and diluted	98,503,430	54,392,170
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.08)
Net loss attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$(872)	$—
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	—
Net loss per share of Series B redeemable convertible preferred stock, basic and diluted	$(7.31)	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2025	119,318	$4,372	75,462,390	$75	$308,247	$(456,363)	$(148,041)
Share-based compensation expense	—	—	—	—	137	—	137
Accretion of redeemable convertible preferred stock to redemption value	—	(1,508)	—	—	1,508	—	1,508
Reclassification of pre-funded stock warrants	—	—	—	—	761	—	761
Net loss	—	—	—	—	—	(1,592)	(1,592)
Balance at March 31, 2025	119,318	$2,864	75,462,390	$75	$310,653	$(457,955)	$(147,227)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	54,392,170	$54	$306,167	$(437,406)	$(131,185)
Share-based compensation expense	—	—	—	—	875	—	875
Net loss	—	—	—	—	—	(4,381)	(4,381)
Balance at March 31, 2024	—	$—	54,392,170	$54	$307,042	$(441,787)	$(134,691)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(1,592)	$(4,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	9
Share-based compensation expense	137	875
Change in fair value of warrants	(294)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	203	1,652
Other assets	(1)	38
Accounts payable	(531)	(329)
Accrued expenses	(160)	(2,618)
Other liabilities	—	(37)
Cash used in operating activities	(2,238)	(4,791)
Financing activities:
Proceeds from the sale of common stock in private placement	635	—
Cash provided by financing activities	635	—
Net decrease in cash and cash equivalents	(1,603)	(4,791)
Cash and cash equivalents at beginning of period	8,289	18,257
Cash and cash equivalents at end of period	$6,686	$13,466
Supplemental schedule of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$(1,508)	$—
Reclassification of warrant liability to additional paid-in capital	$761	$—

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

In connection with the CRL, the Company wound down its commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by the Company’s board of directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses. Further reductions in employee headcount occurred in 2024. As of March 31, 2025, the Company had 3 employees.

In October 2023, the Company also announced that it had engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its stockholders. The Company also halted its clinical trials of its other product candidate, rucosopasem, following a futility analysis.

Following the conclusion of its review of strategic alternatives, on August 8, 2024 the Company’s board of directors approved the Company’s dissolution and liquidation (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. At the special meeting of shareholders held on October 17, 2024, the Plan of Dissolution was not approved by the Company’s shareholders.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $458.0 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash and cash equivalents as of March 31, 2025 will not enable the Company to fund its operating expenses and capital expenditure requirements for more than one year after the date these consolidated financial statements are issued, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025 has not materially changed, except as set forth below.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and statements of changes in stockholders’ deficit and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Significant expenses within income (loss) from operations, as well as within net income (loss), include research and development and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include interest income and the change in fair value of warrant liability.

The table below summarizes the significant expense categories reviewed by the CEO for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Research and Development
Personnel	$4	$416
Stock-based compensation	15	255
Program expenses	26	496
Other unallocated expenses	48	321
Total research and development	93	1,488
General and Administrative
Personnel	314	584
Stock-based compensation	122	620
Professional fees	1,151	1,307
Other general and administrative	283	578
Total general and administrative	1,870	3,089
Other segment items	(371)	(196)
Net loss	$1,592	$4,381

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of March 31, 2025 and December 31, 2024 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liability

The pre-funded warrants issued in conjunction with the private placement in December 2024 (See Notes 1 and 11) were classified as liabilities in the balance sheet at December 31, 2024, as they contained terms for redemption of the underlying security that were outside the Company's control. The warrant liability was initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. In March 2025 the pre-funded warrants were amended, and were thereafter deemed to qualify for equity classification. The Company recognized a final change in the fair value of the liability classified warrants immediately prior to the reclassification (See Notes 4 and 11).

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ (deficit) equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Stock options	3,175,859	5,570,963
Common stock warrants	13,850,661	13,850,661
	17,026,520	19,421,624

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

In November 2024, the FASB issued ASU 2024-04, “ASC 470- Debt with Conversion and Other Options, Induced Conversions of Convertible Debt Instruments,” (ASU 2024-04) which clarifies whether or not a settlement of a convertible debt instrument is subject to the induced conversion guidance. The guidance is effective for the Company’s annual reporting period beginning on January 1, 2026, including interim periods. Early adoption is permitted and the respective amendments in ASU 2024-04 may be applied on a prospective or retrospective basis. The Company is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

3.
Asset acquisition

On December 30, 2024, the Company acquired Nova Pharmaceuticals, Inc. (Nova) in accordance with the terms of an Agreement and Plan of Merger, dated December 30, 2024 (Merger Agreement), pursuant to which the Company acquired Nova’s tilarginine programs and assumed certain liabilities associated with the acquired assets. The upfront consideration included the issuance of 119,318 shares of Series B at an aggregate fair value of $2.6 million.

Pursuant to the Merger Agreement, no earlier than twelve (12) months following the closing, but no later than eighteen (18) months following the closing, Galera will submit the following matters to its stockholders at a meeting of stockholders (the Stockholders’ Meeting) for their consideration: (i) the approval of the conversion of the Series B into shares of common stock (the Conversion Proposal); (ii) the approval of an amendment to Galera’s certificate of incorporation to effect a reverse stock split and/or increase the number of authorized shares of common stock to such amount as determined by the board of directors; and (iii) the approval of one or more adjournments of the Stockholders’ Meeting to solicit additional proxies if there are not sufficient votes cast in favor of the foregoing matters.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,465	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,115	$—	$—

Liabilities
Warrant liability	$—	$1,055	$—

There were no changes in valuation techniques during the three months ended March 31, 2025. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period the warrants are marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the quarter ended March 31, 2025 is as follows (amounts in thousands):

Balance at December 31, 2024	$1,055
Additions	—
Change in fair value	(294)
Reclassification to equity	(761)
Balance at March 31, 2025	$—

5.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$631	$795
Other prepaid expenses and other current assets	243	282
	$874	$1,077

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.
Property and equipment

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $9,000 for the three months ended March 31, 2024. There was no depreciation expense for the three months ended March 31, 2025.

7.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2025	2024
Compensation and related benefits	$23	$48
Research and development expenses	22	31
Professional fees and other expenses	186	312
	$231	$391

8.
Royalty purchase liability

Pursuant to our Amended and Restated Purchase and Sale Agreement (the Royalty Agreement) with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Blackstone or Blackstone Life Sciences), Blackstone agreed to pay up to $80.0 million (the Royalty Purchase Price) in four tranches of $20.0 million each upon the achievement of specific Phase 3 clinical trial patient enrollment milestones. The Company received the first tranche of the Royalty Purchase Price in November 2018, the second tranche of the Royalty Purchase Price in April 2019, and the third tranche of the Royalty Purchase Price in February 2020, in each case in connection with the achievement of the first three milestones, respectively.

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of March 31, 2025 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest expense was recognized during the three months ended March 31, 2025 and 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2025, the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date was February 1, 2025, and the lease term is 12 months.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended March 31,
	2025	2024
Operating lease costs
Operating lease rental expense	$3	$54
Total operating lease expense	$3	$54

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3	$53

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

11.
Equity

Shareholder Rights Agreement

On May 3, 2024, the Company entered into a Stockholder Rights Agreement with Equiniti Trust Company, LLC, as rights agent (the Rights Agreement). Pursuant to the Rights Agreement, the board of directors declared a dividend of one preferred share purchase right (each a Right) for each outstanding share of Company common stock to stockholders of record at the close of business on May 20, 2024. Each Right entitles its holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an exercise price of $1.50 per Right, subject to adjustment. Rights will attach to any shares of common stock that become outstanding after May 20, 2024 and prior to the earlier of the Distribution Time, as defined in the Rights Agreement, and the redemption or expiration of the Rights, and in certain other circumstances described in the Rights Agreement. Pursuant to the terms of the Rights Agreement, the Rights terminated upon closing of the acquisition of Nova. The Company intends to file a Certificate of Elimination eliminating from its Certificate of Incorporation, as amended, the designation of certain shares of its preferred stock as Series A Junior Participating Preferred Stock, which had been designated for potential use in connection with the Rights Agreement. Upon such filing, all 200,000 shares of preferred stock previously designated as Series A Junior Participating Preferred Stock will be eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

of which $0.6 million was received in January 2025.The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance, and never expire.

The Company considered the appropriate accounting guidance and concluded that the pre-funded warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value. The remainder of the net proceeds were allocated to the common stock issued and recorded as a component of equity. In March 2025, the Company modified the pre-funded warrant agreements to revise certain redemption terms associated with the underlying security. Following the amendment, the warrants met the criteria for equity classification. On the modification date, the Company remeasured the pre-funded warrants at their fair value and recorded the resulting change in the warrant liability's fair value in the consolidated statement of operations. Subsequently, the Company reclassified the warrants' fair value to equity.

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the group of investors, pursuant to which the Company agreed to file with the SEC, no later than March 31, 2025, a registration statement for the resale of the shares of common stock issued in the private placement. The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing (or within 60 days should the SEC provides written comments on the registration statement) and to maintain the effectiveness of such registration statement until all relevant securities are sold or can be freely traded without restrictions. In March 2025 the Company received from the investors a 90 day extension of the time for filing a registration statement with the SEC. As of the filing date of this Form 10-Q, the Company has not filed a registration statement with the SEC. Should it fail to file the registration statement by the expiration date of the extension, the Company would be subject to penalties up to 5% of the amount received in the private placement, a maximum of approximately $145,000.

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

The following is a summary of the rights, preferences, and terms of the Series B:

Dividends

The holders of Series B are entitled to receive cash dividends, on an as-if-converted-to-common-stock basis, equal to and in the same form and manner as dividends actually paid on shares of common stock, when and if such dividends are paid. As of March 31, 2025, there were no unpaid Series B dividends.

Voting Rights

The holders of the Series B generally have no voting rights, except as required by law or outlined in the Certificate of Designation. However, a majority vote of the outstanding shares of Series B Non-Voting Preferred Stock is required to approve certain actions that could adversely affect their rights, issue additional shares, or undertake specific mergers or fundamental transactions.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2025, the Company recorded a $1.5 million credit to the carrying value of the Series B to reflect the estimated fair value at redemption as of March 31, 2025.

Protective Provisions

Approval of holders of a majority of the Series B is required for certain significant corporate actions.

February 2023 Registered Direct Offering

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of March 31, 2025.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2025 was 943,133.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of March 31, 2025, there were 10,292,854 shares available for future issuance under the 2019 Plan, including 3,018,496 shares added pursuant to this provision effective January 1, 2025. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of March 31, 2025, there were 2,589,729 shares available for issuance under the ESPP, including 754,624 shares added pursuant to this provision effective January 1, 2025.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of March 31, 2025, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$15	$255
General and administrative	122	620
	$137	$875

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2025:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2025	4,384,108	$6.01	4.0
Granted	288,000	0.04
Forfeited/Expired	(1,496,249)	6.96
Outstanding at March 31, 2025	3,175,859	$5.02	5.3
Vested and exercisable at March 31, 2025	2,541,817	$6.00	4.5
Vested and expected to vest at March 31, 2025	3,175,859	$5.02	5.3

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of March 31, 2025, the unrecognized compensation cost was $0.5 million and will be recognized over an estimated weighted-average amortization period of 1.6 years. The aggregate intrinsic value of options outstanding and of options exercisable as of March 31, 2025 were zero. Options granted during the three months ended March 31, 2025 had weighted-average grant-date fair values of $0.03 per share. There were no options granted during the three months ended March 31, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the three months ended March 31, 2024 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2025 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the three months ended March 31, 2024.

Three months ended March 31,
2025
Expected term (in years)	5.7
Expected stock price volatility	96.6%
Risk-free interest rate	4.26%
Expected dividend yield	0%

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.
Related party transactions

IntellectMap Advisory Services

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2025 and 2024 were $30,000 and $55,000, respectively.

Nova Acquisition

In connection with the acquisition of Nova, Dr. Chang and Mr. Friedman, now members of the Company's board of directors, received 1,841.92 and 8,326.269 shares of the Company's Series B, respectively, in exchange for shares of common stock of Nova held immediately prior to the closing of such acquisition. If the Company's stockholders approve the conversion of Series B into shares of common stock, and such conversion is effected by the Company, these shares of Series B will be convertible into 1,841,920 and 8,326,269 shares of common stock, respectively. In addition to her shares of Series B, Dr. Chang was also issued 7,644,932 shares of common stock upon the closing of the December 2024 private placement.

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Mr. Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Fees incurred by the Company with respect to Mr. Friedman during the three months ended March 31, 2025 were $30,000.

13.
Subsequent events

In May 2025, the Compensation Committee of the Company’s board of directors granted stock options to employees under the 2019 Plan to purchase 8,200,000 shares of common stock at an exercise price of $0.022 per share. The option awards vest monthly over 48 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 (the 2024 Form 10-K), and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by these forward-looking statements.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. Our net loss was $19.0 million and $59.1 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had $6.7 million in cash and cash equivalents and an accumulated deficit of $458.0 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result there is substantial doubt about our ability to continue as a going concern after such time. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2024 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025 there were no material changes to our critical accounting policies from those discussed in the 2024 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Avasopasem manganese	$18	$(147)
Rucosopasem manganese	8	643
Other research and development expense	48	320
Personnel related and share-based compensation expense	19	672
	$93	$1,488

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

Interest Income

Interest income consists of amounts earned on our cash and cash equivalents held with large institutional banks and a money market mutual fund invested in U.S. Treasury obligations.

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2024, we had federal and state tax net operating loss carryforwards (NOLs) of $209.5 million and $231.9 million, respectively, which will begin to expire in 2032 unless previously utilized. As of December 31, 2024, we also had federal research and development tax credit carryforwards of $9.0 million. The federal research and development tax credit carryforwards will begin to expire in 2032 unless previously utilized.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$93	$1,488	$(1,395)
General and administrative	1,870	3,089	(1,219)
Loss from operations	(1,963)	(4,577)	2,614
Other income:
Interest income	77	196	(119)
Change in fair value of warrant liability	294	—	294
Net loss	$(1,592)	$(4,381)	$2,789

Research and Development Expense

Research and development expense decreased by $1.4 million from $1.5 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. Rucosopasem development costs decreased $0.6 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $0.7 million, as the employment of the remaining research and development employees ended in 2024, and other research and development expenses decreased $0.3 million. Partially offsetting these expense reductions, avasopasem development costs increased $0.2 million, driven by a $0.4 million credit recorded in the three months ended March 31, 2024 for the release of an accrual for the ROMAN trial.

General and Administrative Expense

General and administrative expense decreased by $1.2 million from $3.1 million for the three months ended March 31, 2024 to $1.9 million for the three months ended March 31, 2025, principally due to reduced personnel related and share-based compensation expenses due to reduced headcount, reduced legal and professional fees, and reduced insurance expense.

Interest Income

Interest income decreased from $0.2 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025, due to the reduction in investable cash and securities.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2025, we recognized a $0.3 million change in the fair value of the warrant liability. This adjustment was recorded prior to the reclassification of the liability-classified warrants to equity.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which we do not expect to be for many years, if ever. Through March 31, 2025, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $379.9 million.

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

As of March 31, 2025, we had $6.7 million in cash and cash equivalents and an accumulated deficit of $458.0 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Quarterly Report on Form 10-Q. For more information, see the discussion under the heading “Liquidity” in Note 1 to our unaudited interim consolidated financial statements.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(2,238)	$(4,791)
Net cash provided by financing activities	635	—
Net increase (decrease) in cash and cash equivalents	$(1,603)	$(4,791)

Operating Activities

During the three months ended March 31, 2025, we used $2.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $1.6 million, $0.5 million from other changes in operating assets and liabilities, and net non-cash charges of $0.1 million related to share-based compensation expense and the change in the fair value of the warrant liability. The primary use of cash was to fund our operations.

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

Financing Activities

During the three months ended March 31, 2025, financing activities provided $0.6 million from the sale of our common stock in a private placement in December 2024.

Funding Requirements

We expect our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B. Refer to Notes 3 and 11 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claim or proceeding, regardless of the merits, is inherently uncertain. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to materially affect our business or financial results.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our 2024 10-K. There have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and policies

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024
3.3	Certificate of Designation of Series B Non-Voting Series B Preferred Stock	8-K	001-39114	3.1	12/31/2024
3.4	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024
10.1#	Independent Contractor Agreement, dated as of January 1, 2025, by and between Galera Therapeutics, Inc. and Michael Friedman	10-K	001-39114	10.21	3/31/2025
10.2	Form of First Amendment to Registration Rights Agreement	8-K	001-39114	10.1	4/2/2025
10.3	Form of Amendment to Pre-Funded Common Stock Purchase Warrant					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: May 15, 2025	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 15, 2025	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer
(principal financial officer and principal accounting officer)