Form 10-Q
period 2025-06-30
Galera Therapeutics, Inc.
filed 2025-08-13
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GRTX	OTCQB Market

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

As of August 13, 2025, the registrant had 75,462,390 shares of common stock, $0.001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,230	$8,289
Subscription receivable	—	635
Prepaid expenses and other current assets	717	1,077
Total current assets	5,947	10,001
Other assets	101	100
Total assets	$6,048	$10,101
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$202	$1,275
Accrued expenses	145	391
Total current liabilities	347	1,666
Royalty purchase liability	151,049	151,049
Warrant liability	—	1,055
Total liabilities	151,396	153,770
Commitments and contingencies (Note 10)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 shares issued and outstanding at June 30, 2025 and December 31, 2024	2,597	4,372
Stockholders’ deficit:
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 shares issued and outstanding at June 30, 2025 and December 31, 2024	75	75
Additional paid-in capital	311,010	308,247
Accumulated deficit	(459,030)	(456,363)
Total stockholders’ deficit	(147,945)	(148,041)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$6,048	$10,101

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$84	$1,430	$177	$2,918
General and administrative	1,051	2,779	2,921	5,868
Loss from operations	(1,135)	(4,209)	(3,098)	(8,786)
Other income:
Interest income	60	149	137	345
Change in fair value of warrant liability	—	—	294	—
Foreign currency loss	—	(4)	—	(4)
Net loss	$(1,075)	$(4,064)	$(2,667)	$(8,445)
Net loss attributable to common stockholders, basic and diluted	$(486)	$(4,064)	$(1,206)	$(8,445)
Weighted-average shares of common stock outstanding, basic and diluted	98,503,430	54,392,170	98,503,430	54,392,170
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.07)	$(0.01)	$(0.16)
Net loss attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$(589)	$—	$(1,461)	$—
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	—	119,318	—
Net loss per share of Series B redeemable convertible preferred stock, basic and diluted	$(4.94)	$—	$(12.24)	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2025	119,318	$4,372	75,462,390	$75	$308,247	$(456,363)	$(148,041)
Share-based compensation expense	—	—	—	—	137	—	137
Accretion of redeemable convertible preferred stock to redemption value	—	(1,508)	—	—	1,508	—	1,508
Reclassification of pre-funded stock warrants	—	—	—	—	761	—	761
Net loss	—	—	—	—	—	(1,592)	(1,592)
Balance at March 31, 2025	119,318	2,864	75,462,390	75	310,653	(457,955)	(147,227)
Share-based compensation expense	—	—	—	—	90	—	90
Accretion of redeemable convertible preferred stock to redemption value	—	(267)	—	—	267	—	267
Net loss	—	—	—	—	—	(1,075)	(1,075)
Balance at June 30, 2025	119,318	$2,597	75,462,390	$75	$311,010	$(459,030)	$(147,945)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	54,392,170	$54	$306,167	$(437,406)	$(131,185)
Share-based compensation expense	—	—	—	—	875	—	875
Net loss	—	—	—	—	—	(4,381)	(4,381)
Balance at March 31, 2024	—	-	54,392,170	54	307,042	(441,787)	(134,691)
Share-based compensation expense	—	—	—	—	723	—	723
Net loss	—	—	—	—	—	(4,064)	(4,064)
Balance at June 30, 2024	—	$—	54,392,170	$54	$307,765	$(445,851)	$(138,032)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(2,667)	$(8,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	15
Share-based compensation expense	227	1,598
Change in fair value of warrants	(294)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	360	2,159
Other assets	(1)	76
Accounts payable	(1,073)	(563)
Accrued expenses	(246)	(2,292)
Other liabilities	—	(56)
Cash used in operating activities	(3,694)	(7,508)
Financing activities:
Proceeds from the sale of common stock in private placement	635	—
Cash provided by financing activities	635	—
Net decrease in cash and cash equivalents	(3,059)	(7,508)
Cash and cash equivalents at beginning of period	8,289	18,257
Cash and cash equivalents at end of period	$5,230	$10,749
Supplemental schedule of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$(1,775)	$—
Reclassification of warrant liability to additional paid-in capital	$761	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. was incorporated as a Delaware corporation on November 19, 2012 (inception) and together with its subsidiaries (the Company, or Galera) is a biopharmaceutical company that since its inception has focused on developing a portfolio of small molecule dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The U.S. Food and Drug Administration (FDA) has granted Fast Track and Breakthrough Therapy designations to our product candidate, avasopasem, for the reduction of SOM induced radiotherapy. Galera advanced avasopasem through Phase 1, then conducted a 223-patient randomized Phase 2 (GT-201) clinical trial and a 455-patient Phase 3 (ROMAN) clinical trial.

In August 2023, the Company announced that it had received a Complete Response Letter (CRL) from the FDA regarding the Company’s New Drug Application (NDA) for avasopasem for radiotherapy-induced SOM in patients with head and neck cancer (HNC) undergoing standard-of-care treatment. In the CRL, the FDA communicated that results from an additional clinical trial will be required for resubmission. During the Type A meeting held in September 2023, and in the subsequently received meeting minutes, the FDA reiterated the need for a second Phase 3 trial to support resubmission of the NDA. However, it remains infeasible to conduct an additional trial with the Company’s current resources.

Following the Company's receipt of the CRL, the Company wound down its commercial readiness efforts for avasopasem, reduced headcount across several departments and began to pursue strategic alternatives. The reduction in force, which was approved by the Company’s board of directors, reduced the Company’s workforce by 22 employees, or approximately 70%, as of August 9, 2023 (the Workforce Reduction). The decision was based on cost-reduction initiatives intended to reduce operating expenses. Further reductions in employee headcount occurred in 2024. As of June 30, 2025, the Company had three employees.

In October 2023, the Company also announced that it had engaged Stifel, Nicolaus & Company, Inc. (Stifel), as its financial advisor, to assist in reviewing strategic alternatives with the goal of maximizing value for its stockholders. The Company also halted its clinical trials of its other product candidate, rucosopasem, following a futility analysis.

Following the conclusion of its review of strategic alternatives, on August 8, 2024 the Company’s board of directors approved the Company’s liquidation and dissolution pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. However, at the special meeting of stockholders held on October 17, 2024, the Plan of Dissolution was not approved by the Company’s stockholders.

As the Company’s stockholders did not approve the Plan of Dissolution, the Company’s board of directors and management continued to explore what, if any, other alternatives were available for the future of the Company in light of its discontinued business activities and limited resources. On December 30, 2024, the Company completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase to treat patients with highly resistant forms of breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). The Company issued 119,318.285 shares of Series B Non-Voting Convertible Preferred Stock (Series B) to the securityholders of Nova, each share of which is convertible into 1,000 shares of the Company’s common stock. The Company continues as Galera Therapeutics, Inc., and its common stock is listed on the Over-The-Counter Quote Bulletin Board - Venture Market (OTCQB:GRTX).

Following the acquisition of Nova, Galera’s clinical portfolio now includes three clinical-stage product candidates: a pan-inhibitor of nitric oxide synthase (NOS) and two SOD mimetics. Superoxide and Nitric Oxide (NO) each play critical and complementary roles in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of TNBC known as MpBC, that today has no effective or regulatory approved therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. Galera’s lead program is now an investigator-sponsored Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC, which is being conducted at Methodist Hospital in Houston, Texas (Houston Methodist) with funding by a grant from the National Institutes of Health. Assuming we are successful in securing additional capital, a second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $459.0 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. The Company follows the provisions of the Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The Company expects its existing cash and cash equivalents as of June 30, 2025 will not enable the Company to fund its operating expenses and capital expenditure requirements for more than one year after the date these consolidated financial statements are issued, and therefore management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans to mitigate this risk include raising additional capital through equity or debt financings, or through strategic transactions. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company, or that the Company will be successful in deferring certain operating expenses. If the Company is unable to raise sufficient additional capital or defer sufficient operating expenses, the Company may be compelled to reduce the scope of its operations and planned capital expenditures. In the future, if the Company is not able to continue to raise sufficient capital to fund its operations, the Company may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and statements of changes in stockholders’ deficit and cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

The table below summarizes the significant expense categories reviewed by the CEO for the six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and Development
Personnel	$(3)	$1,082	$1	$1,498
Stock-based compensation	3	207	18	462
Program expenses	25	15	51	511
Other unallocated expenses	59	126	107	447
Total research and development	84	1,430	177	2,918
General and Administrative
Personnel	307	606	621	1,190
Stock-based compensation	87	516	209	1,136
Professional fees	352	1,064	1,503	2,371
Other general and administrative	305	593	588	1,171
Total general and administrative	1,051	2,779	2,921	5,868
Other segment items	(60)	(145)	(431)	(341)
Net loss	$1,075	$4,064	$2,667	$8,445

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of June 30, 2025 and December 31, 2024 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

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

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ deficit because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

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

Net loss per share

For purposes of net loss per share, the Series B shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock, and accordingly have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series B on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Stock options	11,116,067	5,529,561
Common stock warrants	13,850,661	13,850,661
	24,966,728	19,380,222

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

In November 2024, the FASB issued ASU 2024-04, “ASC 470-Debt with Conversion and Other Options, Induced Conversions of Convertible Debt Instruments,” (ASU 2024-04) which clarifies whether or not a settlement of a convertible debt instrument is subject to the induced conversion guidance. The guidance is effective for the Company’s annual reporting period beginning on January 1, 2026, including interim periods. Early adoption is permitted and the respective amendments in ASU 2024-04 may be applied on a prospective or retrospective basis. The Company is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$5,131	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,115	$—	$—

Liabilities
Warrant liability	$—	$1,055	$—

There were no changes in valuation techniques during the six months ended June 30, 2025. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period the warrants are marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the six months ended June 30, 2025 is as follows (amounts in thousands):

Balance at December 31, 2024	$1,055
Additions	—
Change in fair value	(294)
Reclassification to equity	(761)
Balance at June 30, 2025	$—

5.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$392	$795
Other prepaid expenses and other current assets	325	282
	$717	$1,077

6.
Property and equipment

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $15,000 for the six months ended June 30, 2024. There was no depreciation expense for the six months ended June 30, 2025.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	June 30,	December 31,
	2025	2024
Compensation and related benefits	$14	$48
Research and development expenses	32	31
Professional fees and other expenses	99	312
	$145	$391

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

The Company accounts for the Royalty Agreement as a debt instrument. The $117.5 million in proceeds received as of June 30, 2025 have been recorded as a liability on the accompanying consolidated balance sheets. Interest expense is imputed based on the estimated royalty repayment period described below, which takes into consideration the probability and timing of obtaining FDA approval and the potential future revenue from commercializing its product candidates, and which results in a corresponding increase in the liability balance. The Company updated the assumptions underlying the calculation of interest expense on the royalty purchase liability based on the CRL received from the FDA in August 2023 on the Company's NDA for avasopasem for radiotherapy-induced SOM. The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it is not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest expense was recognized during the six months ended June 30, 2025 and 2024.

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

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease costs
Operating lease rental expense	$4	$54	$7	$108
Total operating lease expense	$4	$54	$7	$108

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7	$88

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

Stockholder Rights Agreement

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

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the group of investors, pursuant to which the Company agreed to file with the SEC, originally no later than March 31, 2025, a registration statement for the resale of the shares of common stock issued in the private placement. The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing (or within 60 days should the SEC provide written comments on the registration statement) and to maintain the effectiveness of such registration statement until all relevant securities are sold or can be freely traded without restrictions. In March and June 2025 the Company received from the investors two consecutive 90 day extensions of the time for filing a registration statement with the SEC. As of the filing date of this Form 10-Q, the Company has not filed a registration statement with the SEC. Should it fail to file the registration statement by the expiration date of the most recent extension, the Company would be subject to penalties up to 5% of the amount received in the private placement, a maximum of approximately $145,000.

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

The following is a summary of the rights, preferences, and terms of the Series B:

Dividends

The holders of Series B are entitled to receive cash dividends, on an as-if-converted-to-common-stock basis, equal to and in the same form and manner as dividends actually paid on shares of common stock, when and if such dividends are paid. As of June 30, 2025, there were no unpaid Series B dividends.

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

Conversion

At any time after approval by the Company’s common stockholders, at the option of the holder, each share of Series B is convertible into 1,000 shares of common stock, subject to certain antidilution adjustments. Approval of the majority of common stockholders is required at a meeting to be held no sooner than 12 months and no later than 18 months after the issuance date. If the common stockholders do not approve the conversion, the Company will continue to hold stockholder meetings until such time it is

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

approved. If not approved by 24 months after the issuance date, upon request by a holder of Series B, the Company will pay in cash the fair value, as defined, of the common stock into which the Series B would otherwise be converted.

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

During the three months ended June 30, 2025, the Company recorded a $0.3 million reduction to the carrying value of the Series B to reflect the estimated fair value at redemption as of June 30, 2025.

Protective Provisions

Approval of holders of a majority of the Series B is required for certain significant corporate actions.

February 2023 Registered Direct Offering

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common stockholders. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of June 30, 2025.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of June 30, 2025 was 943,133.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of June 30, 2025, there were 2,352,646 shares available for future issuance under the 2019 Plan, including 3,018,496 shares added pursuant to this provision effective January 1, 2025. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of June 30, 2025, there were 2,589,729 shares available for issuance under the ESPP, including 754,624 shares added pursuant to this provision effective January 1, 2025.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of June 30, 2025, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$3	$207	$18	$462
General and administrative	87	516	209	1,136
	$90	$723	$227	$1,598

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the six months ended June 30, 2025:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2025	4,384,108	$6.01	4.0
Granted	8,488,000	0.02
Forfeited/Expired	(1,756,041)	6.57
Outstanding at June 30, 2025	11,116,067	$1.35	8.6
Vested and exercisable at June 30, 2025	2,562,871	$5.58	4.7
Vested and expected to vest at June 30, 2025	11,116,067	$1.35	8.6

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of June 30, 2025, the unrecognized compensation cost was $0.5 million and will be recognized over an estimated weighted-average amortization period of 2.1 years. The aggregate intrinsic value of options outstanding and of options exercisable as of June 30, 2025 were $41,000 and $854, respectively. Options granted during the six months ended June 30, 2025 had weighted-average grant-date fair values of $0.02 per share. There were no options granted during the six months ended June 30, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the six months ended June 30, 2025 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the six months ended June 30, 2025 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the six months ended June 30, 2024.

Six months ended June 30,
2025
Expected term (in years)	6.2
Expected stock price volatility	112.3%
Risk-free interest rate	3.93%
Expected dividend yield	0%

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.
Related party transactions

IntellectMap Advisory Services

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the six months ended June 30, 2025 and 2024 were $73,000 and $92,000, respectively.

Nova Acquisition

In connection with the acquisition of Nova, Dr. Chang and Mr. Friedman, now members of the Company's board of directors, received 1,841.92 and 8,326.269 shares of the Company's Series B, respectively, in exchange for shares of common stock of Nova held immediately prior to the closing of such acquisition. If the Company's stockholders approve the conversion of Series B into shares of common stock, and such conversion is effected by the Company, these shares of Series B will be convertible into 1,841,920 and 8,326,269 shares of common stock, respectively. In addition to her shares of Series B, Dr. Chang also purchased, and was issued, 7,644,932 shares of common stock in the December 2024 private placement.

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Mr. Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Fees incurred by the Company with respect to Mr. Friedman during the six months ended June 30, 2025 were $60,000.

13.
Subsequent events

The budget and tax legislation signed into law on July 4, 2025, includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements. However, due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the Company does not currently expect the enactment of this law to have a material impact on its consolidated financial statements. The Company will continue to analyze the law and will reflect any impact in the period of enactment.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Following the conclusion of our review of strategic alternatives, on August 8, 2024 our board of directors approved our liquidation and dissolution pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to stockholder approval. The Plan of Dissolution contemplated an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. However, at the special meeting of stockholders held on October 17, 2024 the Plan of Dissolution was not approved by the Company’s stockholders. As our stockholders did not approve the Plan of Dissolution, the board of directors and management continued to explore what, if any, other alternatives were available for the future of the Company in light of its discontinued business activities and limited resources.

On December 30, 2024, we completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase. With that acquisition, we have shifted our strategic focus to developing product candidates to treat certain types of advanced breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2.9 million to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc., and our common stock is listed on the Over-The-Counter Quote Bulletin Board – Venture Market (OTCQB:GRTX).

Galera’s clinical portfolio now includes three clinical-stage product candidates: a pan-NOS inhibitor and two SOD mimetics. Galera’s lead program is now a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. This is an investigator-sponsored trial that is funded by a National Institutes of Health (NIH) grant to investigators at the Methodist Hospital in Houston, Texas (Houston Methodist), including the drug supply for the trial. The Company’s cash balance at closing is anticipated to fund operations into 2026 and through data readout from its lead program. A second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium. We also intend to support an investigator-sponsored trial of avasopasem, one of its small molecule dismutase mimetics, in hormone-receptor positive (HR+) breast cancer in patients who have developed resistance to conventional therapies. This trial is funded by an NIH grant, and is expected to commence enrollment in the second half of 2025. Our obligation is to provide the drug supply for this trial, which we can do from existing supplies of avasopasem.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. Our net loss was $19.0 million and $59.1 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had $5.2 million in cash and cash equivalents and an accumulated deficit of $459.0 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2026, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result there is substantial doubt about our ability to continue as a going concern after such time. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Our Common Stock is now quoted under its existing symbol “GRTX” on the Over-The-Counter Quote Bulletin Board – Venture Market (OTCQB).

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2024 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025 there were no material changes to our critical accounting policies from those discussed in the 2024 Form 10-K.

Components of Results of Operations

Research and Development Expense

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our research and development expenses by program for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Avasopasem manganese	$16	$(2)	$34	$(149)
Rucosopasem manganese	9	17	17	660
Other research and development expense	59	126	107	447
Personnel related and share-based compensation expense	—	1,289	19	1,960
	$84	$1,430	$177	$2,918

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Assuming we are successful in securing additional capital, we expect that our expenses will increase in the future to support our continued research and development activities and to expand our operations.

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

We are not yet able to estimate the effect, if any, that the tax legislation signed into law on July 4, 2025 will have on our NOLs or research and development tax credit carryforwards.

Results of Operations

Comparison of the Three and Six months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$84	$1,430	$(1,346)	$177	$2,918	$(2,741)
General and administrative	1,051	2,779	(1,728)	2,921	5,868	(2,947)
Loss from operations	(1,135)	(4,209)	3,074	(3,098)	(8,786)	5,688
Other income:
Interest income	60	149	(89)	137	345	(208)
Change in fair value of warrant liability	—	—	—	294	—	294
Foreign currency loss	—	(4)	4	—	(4)	4
Net loss	$(1,075)	$(4,064)	$2,989	$(2,667)	$(8,445)	$5,778

Research and Development Expense

Research and development expense decreased by $1.3 million from $1.4 million for the three months ended June 30, 2024 to $0.1 million for the three months ended June 30, 2025. Personnel related and share-based compensation expense decreased $1.3 million, as the employment of the remaining research and development employees ended in 2024; we accrued $0.8 million in severance costs during the three months ended June 30, 2024.

Research and development expense decreased by $2.7 million from $2.9 million for the six months ended June 30, 2024 to $0.2 million for the six months ended June 30, 2025. Rucosopasem development costs decreased $0.6 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $1.9 million, as the employment of the remaining research and development employees ended in 2024, and other research and development expenses decreased $0.3 million. Partially offsetting these expense reductions, avasopasem development costs increased $0.2 million, driven by a credit recorded in the six months ended June 30, 2024 for the release of an accrual for the ROMAN trial.

General and Administrative Expense

General and administrative expense decreased by $1.7 million from $2.8 million for the three months ended June 30, 2024 to $1.1 million for the three months ended June 30, 2025, principally due to reduced personnel related and share-based compensation expenses due to reduced headcount and stock options that became fully vested during 2024, reduced legal and professional fees, and reduced insurance expense.

General and administrative expense decreased by $3.0 million from $5.9 million for the six months ended June 30, 2024 to $2.9 million for the six months ended June 30, 2025, principally due to reduced personnel related and share-based compensation expenses due to reduced headcount and stock options that became fully vested during 2024, reduced legal and professional fees, and reduced insurance expense.

Interest Income

Interest income decreased from $0.1 million for the three months ended June 30, 2024 to $60,000 for the three months ended June 30, 2025 and decreased from $0.3 million for the six months ended June 30, 2024 to $0.1 million for the six months ended June 30, 2025, due to the reduction in investable cash and securities.

Change in Fair Value of Warrant Liability

During the six months ended June 30, 2025, we recognized a $0.3 million change in the fair value of the warrant liability. This adjustment was recorded prior to the reclassification of the liability-classified warrants to equity.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which we do not expect to be for many years, if ever. Through June 30, 2025, we have funded our operations primarily through the sale and issuance of

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, receiving aggregate gross proceeds of $379.9 million.

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

As of June 30, 2025, we had $5.2 million in cash and cash equivalents and an accumulated deficit of $459.0 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2026, but not for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Quarterly Report on Form 10-Q. For more information, see the discussion under the heading “Liquidity” in Note 1 to our unaudited interim consolidated financial statements.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(3,694)	$(7,508)
Net cash provided by financing activities	635	—
Net decrease in cash and cash equivalents	$(3,059)	$(7,508)

Operating Activities

During the six months ended June 30, 2025, we used $3.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $2.7 million, $0.9 million from other changes in operating assets and liabilities, and net non-cash charges of $0.1 million related to share-based compensation expense and the change in the fair value of the warrant liability. The primary use of cash was to fund our operations.

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

Financing Activities

During the six months ended June 30, 2025, financing activities provided $0.6 million from the sale of our common stock in a private placement in December 2024.

Funding Requirements

We expect our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2026, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result there is substantial doubt about our ability to continue as a going concern through the 12

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

months from the date of the filing of this Quarterly Report on Form 10-Q. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Item 5. Other Information.

Insider trading arrangements and policies

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024
3.3	Certificate of Designation of Series B Non-Voting Series B Preferred Stock	8-K	001-39114	3.1	12/31/2024
3.4	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024
10.1	Form of Second Amendment to Registration Rights Agreement					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: August 13, 2025	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer
(principal financial officer and principal accounting officer)