Form 10-Q
period 2025-09-30
Galera Therapeutics, Inc.
filed 2025-11-13
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 75,462,390 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,473	$8,289
Subscription receivable	—	635
Prepaid expenses and other current assets	428	1,077
Total current assets	4,901	10,001
Other assets	101	100
Total assets	$5,002	$10,101
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$434	$1,275
Accrued expenses	164	391
Total current liabilities	598	1,666
Royalty purchase liability	151,049	151,049
Warrant liability	—	1,055
Total liabilities	151,647	153,770
Commitments and contingencies (Note 10)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 shares issued and outstanding at September 30, 2025 and December 31, 2024	2,577	4,372
Stockholders’ deficit:
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 shares issued and outstanding at September 30, 2025 and December 31, 2024	75	75
Additional paid-in capital	311,121	308,247
Accumulated deficit	(460,418)	(456,363)
Total stockholders’ deficit	(149,222)	(148,041)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$5,002	$10,101

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$130	$305	$307	$3,223
General and administrative	1,306	3,439	4,227	9,307
Write-off of acquired intangible asset	—	2,258	—	2,258
Write-off of goodwill	—	881	—	881
Gain on litigation settlement	—	(975)	—	(975)
Loss from operations	(1,436)	(5,908)	(4,534)	(14,694)
Other income:
Interest income	48	126	185	471
Change in fair value of warrant liability	—	—	294	—
Foreign currency loss	—	(2)	—	(6)
Loss before income tax benefit	(1,388)	(5,784)	(4,055)	(14,229)
Income tax benefit	—	203	—	203
Net loss	$(1,388)	$(5,581)	$(4,055)	$(14,026)
Net loss attributable to common stockholders, basic and diluted	$(628)	$(5,581)	$(1,834)	$(14,026)
Weighted-average shares of common stock outstanding, basic and diluted	98,503,430	54,392,170	98,503,430	54,392,170
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.10)	$(0.02)	$(0.26)
Net loss attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$(760)	$—	$(2,221)	$—
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	—	119,318	—
Net loss per share of Series B redeemable convertible preferred stock, basic and diluted	$(6.37)	$—	$(18.62)	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2025	119,318	$4,372	75,462,390	$75	$308,247	$(456,363)	$(148,041)
Share-based compensation expense	—	—	—	—	137	—	137
Accretion of redeemable convertible preferred stock to redemption value	—	(1,508)	—	—	1,508	—	1,508
Reclassification of pre-funded stock warrants	—	—	—	—	761	—	761
Net loss	—	—	—	—	—	(1,592)	(1,592)
Balance at March 31, 2025	119,318	2,864	75,462,390	75	310,653	(457,955)	(147,227)
Share-based compensation expense	—	—	—	—	90	—	90
Accretion of redeemable convertible preferred stock to redemption value	—	(267)	—	—	267	—	267
Net loss	—	—	—	—	—	(1,075)	(1,075)
Balance at June 30, 2025	119,318	2,597	75,462,390	75	311,010	(459,030)	(147,945)
Share-based compensation expense	—	—	—	—	91	—	91
Accretion of redeemable convertible preferred stock to redemption value	—	(20)	—	—	20	—	20
Net loss	—	—	—	—	—	(1,388)	(1,388)
Balance at September 30, 2025	119,318	$2,577	75,462,390	$75	$311,121	$(460,418)	$(149,222)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	54,392,170	$54	$306,167	$(437,406)	$(131,185)
Share-based compensation expense	—	—	—	—	875	—	875
Net loss	—	—	—	—	—	(4,381)	(4,381)
Balance at March 31, 2024	—	—	54,392,170	54	307,042	(441,787)	(134,691)
Share-based compensation expense	—	—	—	—	723	—	723
Net loss	—	—	—	—	—	(4,064)	(4,064)
Balance at June 30, 2024	—	—	54,392,170	54	307,765	(445,851)	(138,032)
Share-based compensation expense	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(5,581)	(5,581)
Balance at September 30, 2024	—	$—	54,392,170	$54	$308,316	$(451,432)	$(143,062)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(4,055)	$(14,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	20
Share-based compensation expense	318	2,149
Write-off of acquired intangible asset	—	2,258
Write-off of goodwill	—	881
Change in fair value of warrants	(294)	—
Gain on disposal of property and equipment	—	48
Deferred tax benefit	—	(203)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	649	2,928
Other assets	(1)	88
Accounts payable	(841)	(1,079)
Accrued expenses	(227)	(2,832)
Other liabilities	—	(38)
Cash used in operating activities	(4,451)	(9,806)
Investing activities:
Proceeds from sale of property and equipment	—	4
Cash provided by investing activities	—	4
Financing activities:
Proceeds from the sale of common stock in private placement	635	—
Cash provided by financing activities	635	—
Net decrease in cash and cash equivalents	(3,816)	(9,802)
Cash and cash equivalents at beginning of period	8,289	18,257
Cash and cash equivalents at end of period	$4,473	$8,455
Supplemental schedule of non-cash investing and financing activities:
Derecognition of lease liability and right-of-use asset due to lease termination	$—	$1,212
Accretion of redeemable convertible preferred stock to redemption value	$(1,795)	$—
Reclassification of warrant liability to additional paid-in capital	$761	$—

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. (the Company, or Galera) is a biopharmaceutical company that historically was focused on developing a portfolio of small molecule dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). As discussed in Note 13, the Company sold its assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada, in October 2025.

On December 30, 2024, the Company completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase (NOS) to treat patients with highly resistant forms of breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). The Company issued 119,318.285 shares of Series B Non-Voting Convertible Preferred Stock (Series B) to the securityholders of Nova, each share of which is convertible into 1,000 shares of the Company’s common stock.

Concurrent with the acquisition, on December 30, 2024, the Company completed a private placement with a group of investors led by Ikarian Capital. The Company issued 21,070,220 shares of common stock plus pre-funded warrants exercisable for 23,041,040 shares of common stock at an offering price of $0.065 per share (or, in the case of certain of the investors who also received pre-funded warrants in lieu of shares, $0.065 per pre-funded warrant), generating net proceeds of approximately $2.9 million after offering costs of approximately $27,000, of which $0.6 million was received in January 2025.The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance, and never expire.

Following the acquisition of Nova, Galera’s clinical portfolio now is comprised of a pan-inhibitor of NOS. Nitric oxide (NO) plays a critical role in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of TNBC known as MpBC that today has no effective or regulatory approved therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. Galera’s lead program is now an investigator-sponsored Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC, which is being conducted at Methodist Hospital in Houston, Texas (Houston Methodist) with funding by a grant from the National Institutes of Health. Assuming the Company is successful in securing additional capital, a second trial for this agent is planned in TNBC in collaboration with the I-SPY 2 consortium.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $460.4 million as of September 30, 2025. The Company expects its existing cash and cash equivalents as of September 30, 2025 and $3.5 million from the sale of its dismutase mimetics assets in October 2025 (see Note 13) will enable the Company to fund its operating expenses, which are currently at a limited level, for at least twelve months from the date these consolidated financial statements were issued.

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

The Company does not currently have sufficient cash to adequately fund the development of its products. In order to continue research and development, the Company will need to raise additional financing to fund its operations, which could be through equity or debt financing or through strategic transactions. Future capital requirements will depend on what, if any, strategic alternatives are available to the Company, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and statements of changes in stockholders’ deficit and cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

The table below summarizes the significant expense categories reviewed by the CEO for the three and nine months ended September 30, 2025 and 2024:

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and Development
Personnel	$—	$(23)	$1	$1,475
Stock-based compensation	—	190	18	652
Program expenses	37	17	89	528
Other unallocated expenses	93	121	199	568
Total research and development	130	305	307	3,223
General and Administrative
Personnel	301	1,186	922	2,375
Stock-based compensation	91	361	300	1,497
Professional fees	590	901	2,093	3,272
Other general and administrative	324	991	912	2,163
Total general and administrative	1,306	3,439	4,227	9,307
Other segment items	(48)	1,837	(479)	1,496
Net loss	$1,388	$5,581	$4,055	$14,026

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of September 30, 2025 and December 31, 2024 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. We maintain a portion of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits.

Warrant Liability

The pre-funded warrants issued in conjunction with the private placement in December 2024 (See Note 1) were classified as liabilities on the balance sheet at December 31, 2024, as they contained terms for redemption of the underlying security that were outside the Company's control. The warrant liability was initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. In March 2025 the pre-funded warrants were amended, and were thereafter deemed to qualify for equity classification. The Company recognized a final change in the fair value of the liability classified warrants immediately prior to the reclassification (See Note 4).

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Income tax

The budget and tax legislation signed into law on July 4, 2025 includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company has assessed the legislation and its effect on its consolidated financial statements. Due to the existence of a full valuation allowance against the Company's U.S. federal deferred tax assets, the Company does not expect the enactment of this law to have a material impact on its consolidated financial statements.

Under Internal Revenue Code section 382, if a corporation undergoes a specified change in ownership, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Such limitation may result in the expiration of the NOL carryforwards generated before 2018 and other pre-change tax attributes prior to their utilization. During the quarter ended September 30, 2025 the Company performed a section 382 study and determined that an ownership change occurred on December 30, 2024 upon the completion of the acquisition of Nova. The Company calculated the section 382 annual limitation and evaluated the corporation’s ability to use its NOL carryforwards and other pre-change tax attributes in future periods and determined that a portion of them would likely expire before being utilized. Consequently, $62.6 million of pre-2018 federal NOLs, $230.2 million of state NOLs and $9 million of federal research and development tax credits were written off during the quarter. However, as the Company had previously recorded a full valuation allowance on all deferred tax assets, these write-offs resulted in no impact to the net deferred tax position or net income during the quarter.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Stock options	10,969,734	5,345,910
Common stock warrants	13,850,661	13,850,661
	24,820,395	19,196,571

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The updated guidance changes the accounting for internal-use software by eliminating references to sequential project stages. Eligible software development cost capitalization will begin when: (1) management has authorized and committed to funding the software project and (2) it is probable that the software will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The guidance may be applied using a prospective transition method, a retrospective transition method or a modified prospective transition method. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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
•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$4,308	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,115	$—	$—

Liabilities
Warrant liability	$—	$1,055	$—

There were no changes in valuation techniques during the nine months ended September 30, 2025. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period prior to their reclassification to equity, the warrants were marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the nine months ended September 30, 2025 is as follows (amounts in thousands):

Balance at December 31, 2024	$1,055
Additions	—
Change in fair value	(294)
Reclassification to equity	(761)
Balance at September 30, 2025	$—

5.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$152	$795
Other prepaid expenses and other current assets	276	282
	$428	$1,077

6.
Property and equipment

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $20,000 for the nine months ended September 30, 2024. There was no depreciation expense for the nine months ended September 30, 2025.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	September 30,	December 31,
	2025	2024
Compensation and related benefits	$32	$48
Research and development expenses	22	31
Professional fees and other expenses	110	312
	$164	$391

8.
Royalty purchase liability

Pursuant to the Company's Amended and Restated Purchase and Sale Agreement (as amended, the Royalty Agreement) with Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P. and Clarus IV-D, L.P. (collectively, Blackstone or Blackstone Life Sciences), the Company has received $117.5 million in aggregate proceeds. Proceeds from the Royalty Agreement were accounted as debt on the accompanying consolidated balance sheets. Interest expense was imputed based on the estimated royalty repayment period, which took into consideration the probability and timing of obtaining approval from the U.S. Food and Drug Administration (FDA) and the potential future revenue from commercializing its product candidates, and which resulted in a corresponding increase in the liability balance.

In August 2025, the Royalty Agreement was amended, which reduced the royalty rate on net sales of avasopasem and rucosopasem to four percent (4%). The amendment was accounted for as a modification of debt to which no immediate gain or loss is recognized.

The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it was not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest expense was recognized during the three and nine months ended September 30, 2025 and 2024. As discussed in Note 13, the Company assigned all further rights and obligations associated with the Royalty Agreement to Biossil in connection with the October 2025 sale of the Company’s dismutase mimetics assets, including avasopasem and rucosopasem.

9.
Leases

The Company previously had an operating lease for office space in Malvern, Pennsylvania. On August 8, 2024, the Company entered into a Lease Termination Agreement with its landlord. In return for an early termination fee of $0.4 million, the office lease was terminated as of August 31, 2024, and the Company has no further obligations with regard to the office lease. The Company’s total cost to exit the office lease was $0.5 million, including a broker fee and other costs.

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

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease costs
Operating lease rental expense	$3	$451	$10	$559
Total operating lease expense	$3	$451	$10	$559

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10	$597
Derecognition of lease liability and right-of-use asset due to lease termination
Operating leases	—	1,212

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B (See Notes 1 and 3).

Unless earlier terminated, the License expires on the later of January 31, 2044, or the end of the patent term for the last licensed patent to expire, after which the license continues on a nonexclusive, royalty-free basis.

11.
Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of September 30, 2025 was 943,133.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of September 30, 2025, there were 2,498,979 shares available for future issuance under the 2019 Plan, including 3,018,496 shares added pursuant to this provision effective January 1, 2025. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of September 30, 2025, there were 2,589,729 shares available for issuance under the ESPP, including 754,624 shares added pursuant to this provision effective January 1, 2025.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of September 30, 2025, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$—	$190	$18	$652
General and administrative	91	361	300	1,497
	$91	$551	$318	$2,149

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to stock option grants for the nine months ended September 30, 2025:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2025	4,384,108	$6.01	4.0
Granted	8,488,000	0.02
Forfeited/Expired	(1,902,374)	6.60
Outstanding at September 30, 2025	10,969,734	$1.27	8.5
Vested and exercisable at September 30, 2025	2,997,595	$4.47	5.7
Vested and expected to vest at September 30, 2025	10,969,734	$1.27	8.5

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of September 30, 2025, the unrecognized compensation cost was $0.5 million and will be recognized over an estimated weighted-average amortization period of 2.0 years. The aggregate intrinsic value of options outstanding and of options exercisable as of September 30, 2025 were zero. Options granted during the nine months ended September 30, 2025 had weighted-average grant-date fair values of $0.02 per share. There were no options granted during the nine months ended September 30, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the nine months ended September 30, 2025 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant was estimated throughout the nine months ended September 30, 2025 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the nine months ended September 30, 2024.

Nine months ended September 30,
2025
Expected term (in years)	6.2
Expected stock price volatility	112.3%
Risk-free interest rate	3.93%
Expected dividend yield	0%

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.
Related party transactions

IntellectMap Advisory Services

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during each of the nine months ended September 30, 2025 and 2024 were $0.1 million.

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

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Mr. Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Fees incurred by the Company with respect to Mr. Friedman during the nine months ended September 30, 2025 were $90,000.

13.
Subsequent events

On October 15, 2025, the Company entered into, and subsequently amended, an Asset Purchase and Sale Agreement with Biossil, pursuant to which Biossil agreed to acquire all of the Company’s right, title and interest in and to its assets related to avasopasem and rucosopasem and all other dismutase mimetic assets. In connection with acquiring these assets, the Company assigned and Biossil assumed all rights and obligations under the Royalty Agreement with Blackstone (see Note 8).

The Company received consideration from Biossil in the form of an upfront payment of $3.5 million and is eligible to receive further payments upon the achievement of future regulatory and commercial milestones and received contingent value rights of up to $105.0 million in the aggregate.

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

Overview

We are a biopharmaceutical company that historically was focused on developing a portfolio of small molecule superoxide dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). In October 2025 we sold our assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada. In connection with selling these assets, we assigned and Biossil assumed all rights and obligations under the Royalty Agreement with Blackstone Life Sciences (Blackstone), as described below. We received consideration from Biossil in the form of an upfront payment of $3.5 million and are eligible to receive further payments upon the achievement of future regulatory and commercial milestones and received contingent value rights of up to $105.0 million in the aggregate.

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

Following the sale to Biossil, our portfolio is now comprised of a pan-NOS inhibitor. Our lead program is a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. This is an investigator-sponsored trial that is funded by a National Institutes of Health (NIH) grant to investigators at the Methodist Hospital in Houston, Texas (Houston Methodist), including the drug supply for the trial. A second trial for this agent is being planned in TNBC in collaboration with the I-SPY 2 consortium.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone, receiving aggregate gross proceeds of $379.9 million.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities, and we expect to continue to incur losses for the foreseeable future. Our net loss was $19.0 million and $59.1 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had $4.5 million in cash and cash equivalents and an accumulated deficit of $460.4 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of September 30, 2025 and the $3.5 million received in October 2025 from the sale to Biossil will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2024 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025 there were no material changes to our critical accounting policies from those discussed in the 2024 Form 10-K.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our research and development expenses by program for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Avasopasem manganese	$25	$(10)	$59	$(159)
Rucosopasem manganese	8	27	25	687
Other research and development expense	97	120	204	567
Personnel related and share-based compensation expense	—	168	19	2,128
	$130	$305	$307	$3,223

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Under Internal Revenue Code section 382, if a corporation undergoes a specified change in ownership, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Such limitation may result in the expiration of the NOL carryforwards generated before 2018 and other pre-change tax attributes prior to their utilization. During the quarter ended September 30, 2025 we performed a section 382 study and determined that an ownership change occurred on December 30, 2024 upon the completion of the acquisition of Nova. We calculated the section 382 annual limitation and evaluated the corporation’s ability to use its NOL carryforwards and other pre-change tax attributes in future periods, and determined that a portion of them would likely expire before being utilized. Consequently, $62.6 million of pre-2018 federal NOLs, $230.2 million of state NOLs and $9 million of federal research and development tax credits were written off during the quarter. However, as we had previously recorded a full valuation allowance on all deferred tax assets, this write-off resulted in no impact to the net deferred tax position or net income during the quarter.

We have evaluated the effect, if any, that the tax legislation signed into law on July 4, 2025 will have on our NOLs or research and development tax credit carryforwards. Due to the presence of the valuation allowance, we do not expect it will have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Three and Nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$130	$305	$(175)	$307	$3,223	$(2,916)
General and administrative	1,306	3,439	(2,133)	4,227	9,307	(5,080)
Write-off of acquired intangible asset	—	2,258	(2,258)	—	2,258	(2,258)
Write-off of goodwill	—	881	(881)	—	881	(881)
Gain on litigation settlement	—	(975)	975	—	(975)	975
Loss from operations	(1,436)	(5,908)	4,472	(4,534)	(14,694)	10,160
Other income:
Interest income	48	126	(78)	185	471	(286)
Change in fair value of warrant liability	—	—	—	294	—	294
Foreign currency loss	—	(2)	2	—	(6)	6
Loss before income tax benefit	(1,388)	(5,784)	4,396	(4,055)	(14,229)	10,174
Income tax benefit	—	203	(203)	—	203	(203)
Net loss	$(1,388)	$(5,581)	$4,193	$(4,055)	$(14,026)	$9,971

Research and Development Expense

Research and development expense decreased by $0.2 million from $0.3 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025. Share-based compensation expense decreased $0.2 million due primarily to stock options forfeited by terminated employees.

Research and development expense decreased by $2.9 million from $3.2 million for the nine months ended September 30, 2024 to $0.3 million for the nine months ended September 30, 2025. Rucosopasem development costs decreased $0.7 million as we halted the GRECO-1 and GRECO-2 clinical trials. Personnel related and share-based compensation expense decreased $2.1 million, as the employment of the remaining research and development employees ended in 2024, and other research and development expenses decreased $0.4 million. Partially offsetting these expense reductions, avasopasem development costs increased $0.2 million, driven by a credit recorded in the nine months ended September 30, 2024 for the release of an accrual for the ROMAN trial.

General and Administrative Expense

General and administrative expense decreased by $2.1 million from $3.4 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025. Personnel related and share-based compensation expenses decreased $1.2 million due to reduced headcount, severance expense during the three months ended September 30, 2024 for two officers terminated in August 2024, stock options forfeited by terminated employees, and stock options that became fully vested during 2024. In addition, legal and professional fees decreased $0.3 million and insurance expense decreased $0.1 million, while the three months ended September 30, 2024 included a $0.5 million charge for expenses incurred to terminate the Company’s office lease.

General and administrative expense decreased by $5.1 million from $9.3 million for the nine months ended September 30, 2024 to $4.2 million for the nine months ended September 30, 2025. Personnel related and share-based compensation expenses decreased $2.6 million due to reduced headcount, severance expense during the nine months ended September 30, 2024 for two officers terminated in August 2024, stock options forfeited by terminated employees, and stock options that became fully vested during 2024. In addition, legal and professional fees decreased $1.2 million and insurance expense decreased $0.4 million, while the nine months ended September 30, 2024 included a $0.5 million charge for expenses incurred to terminate the Company’s office lease.

Write-off of Acquired Intangible Asset and Goodwill

In August 2024, the Company’s board of directors approved the Plan of Dissolution, under which future development of the Company’s product candidates would no longer continue. In connection with this decision, the board of directors concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such the Company recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the three and nine months ended September 30, 2024. There were no comparable charges during the three and nine months ended September 30, 2025.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Gain on Litigation Settlement

We recognized a $1.0 million gain during the three and nine months ended September 30, 2024 in connection with the settlement of litigation, which was recorded in operating expenses. There was no comparable gain during the three and nine months ended September 30, 2025.

Interest Income

Interest income decreased from $0.1 million for the three months ended September 30, 2024 to $48,000 for the three months ended September 30, 2025, and decreased from $0.5 million for the nine months ended September 30, 2024 to $0.2 million for the nine months ended September 30, 2025, due to the reduction in investable cash and securities.

Change in Fair Value of Warrant Liability

During the nine months ended September 30, 2025, we recognized a $0.3 million change in the fair value of the warrant liability. This adjustment was recorded prior to the reclassification of the liability-classified warrants to equity.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which we do not expect to be for many years, if ever. Through September 30, 2025, we have funded our operations primarily through the sale and issuance of equity and $117.5 million of proceeds received under the Royalty Agreement with Blackstone, receiving aggregate gross proceeds of $379.9 million. On October 15, 2025, we entered into, and subsequently amended, an Asset Purchase and Sale Agreement with Biossil, pursuant to which Biossil agreed to acquire all of our right, title and interest in and to our assets related to avasopasem and rucosopasem and all other dismutase mimetic assets. In connection with acquiring these assets, we assigned and Biossil assumed all rights and obligations under the Royalty Agreement with Blackstone. We received consideration from Biossil in the form of an upfront payment of $3.5 million and are eligible to receive further payments upon the achievement of future regulatory and commercial milestones and received contingent value rights of up to $105.0 million in the aggregate.

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

As of September 30, 2025, we had $4.5 million in cash and cash equivalents and an accumulated deficit of $460.4 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of September 30, 2025 and $3.5 million from the sale of our dismutase mimetics assets in October 2025 (see Note 13 in the unaudited consolidated interim financial statements) will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(4,451)	$(9,806)
Net cash provided by investing activities	—	4
Net cash provided by financing activities	635	—
Net decrease in cash and cash equivalents	$(3,816)	$(9,802)

Operating Activities

During the nine months ended September 30, 2025, we used $4.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $4.1 million and $0.4 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations.

During the nine months ended September 30, 2024, we used $9.8 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $14.0 million and $0.9 million from other changes in operating assets and liabilities, partially offset by non-cash charges of $5.1 million related to the write-off of the acquired intangible asset and goodwill, deferred tax benefit, share-based compensation, depreciation expense, and loss from disposal of property and equipment. The primary use of cash was to fund our operations.

Investing Activities

During the nine months ended September 30, 2024, investing activities provided $4,000 in cash proceeds from the sale of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $0.6 million from the sale of our common stock in a private placement in December 2024.

Funding Requirements

We expect our existing cash and cash equivalents as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidates. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2025, the Company entered into the Second Amendment to the Royalty Agreement (the Second Amendment) with the Blackstone Purchaser. Pursuant to the amended Royalty Agreement, in connection with the payment of each tranche of the Royalty Purchase Price, we have agreed to sell, convey, transfer and assign to Blackstone all of our right, title and interest in four percent (4%) of (i) worldwide net sales of the Products and (ii) all amounts received by us or our affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) during the Royalty Period. The Royalty Period means, on a Product-by-Product and country-by-country basis, the period of time commencing on the commercial launch of such Product in such country and ending on the latest to occur of (i) the 12th anniversary of such commercial launch, (ii) the expiration of all valid claims of our patents covering such Product in such country, and (iii) the expiration of regulatory data protection or market exclusivity or similar regulatory protection afforded by the health authorities in such country, to the extent such protection or exclusivity effectively prevents generic versions of such Product from entering the market in such country.

The amended Royalty Agreement will remain in effect until the date on which the aggregate amount of the Product Payments paid to Blackstone exceeds a fixed single-digit multiple of the actual amount of the Royalty Purchase Price received by us, unless earlier terminated pursuant to the mutual written agreement of us and Blackstone. If no Products are commercialized, we would not have an obligation to make Product Payments to Blackstone, which is the sole mechanism for repaying the liability. Pursuant to the terms of the amended Royalty Agreement, the Royalty Agreement, the Amendment and the Second Amendment remain in effect and any future purchaser or licensor of the Products will be bound by the terms of the Royalty Agreement, the Amendment and the Second Amendment, unless otherwise agreed by Blackstone.

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

In connection with the sale of our dismutase mimetics assets to Biossil, we assigned and Biossil assumed all rights and obligations under the amended Royalty Agreement, and Blackstone acknowledged that it would look solely to Biossil to pay and perform the obligations and liabilities under the amended Royalty Agreement.

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B. Refer to Notes 1 and 3 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Insider trading arrangements and policies

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	001-39114	3.1	11/12/2019
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated May 3, 2024	8-A	001-39114	3.1	5/3/2024
3.3	Certificate of Designation of Series B Non-Voting Series B Preferred Stock	8-K	001-39114	3.1	12/31/2024
3.4	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	001-39114	3.2	3/28/2024
4.1	Stockholder Rights Agreement, dated as of May 3, 2024 by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	001-39114	4.1	5/3/2024
10.1†	Asset Purchase and Sale Agreement, dated as of October 15, 2025, by and among Galera Therapeutics, Inc., Galera Labs, LLC, and Biossil Inc.					*
10.2†	Amendment and Mutual Release, dated as of October 20, 2025, by and among Galera Therapeutics, Inc., Galera Labs, LLC, and Biossil Inc.					*
10.3	Second Amendment to Amended and Restated Purchase and Sale Agreement, dated as of August 27, 2025 by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.					*
10.4	Notice of Assignment to Blackstone, dated as of October 20, 2025	8-K	001-39114	10.1	10/27/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Galera Therapeutics, Inc.

Date: November 13, 2025	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: November 13, 2025	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer
(principal financial officer and principal accounting officer)