Form 10-K
period 2025-12-31
Galera Therapeutics, Inc.
filed 2026-03-19
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

The number of shares of registrant’s Common Stock outstanding as of March 16, 2026 was 75,462,390.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including without limitation statements regarding our acquisition of and integration with Nova Pharmaceuticals, Inc.; the impact of our discontinuation of the development of all but one of our product candidates; the sufficiency of our cash, cash equivalents and short-term investments and our ability to raise additional capital to fund our operations; and the plans and objectives of management for future operations.

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
•
We previously halted clinical development of all but one of our product candidates, and those product candidates for which development was halted were subsequently included in the asset sale to Biossil.
•
Any financial or strategic option we pursue may not be successful.
•
Our common stock is currently quoted on the OTCQB Market, which may have an unfavorable impact on our stock price and liquidity.
•
We are heavily dependent on the success of our product candidate, which has not received regulatory approval. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidate under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidate and adversely impact our ability to generate revenue, our business and our results of operations.
•
We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•
We do not have our own manufacturing capabilities and will rely on third parties to produce additional clinical supplies, if needed. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
We may not receive any royalty, milestone, contingent value or other payments under any current or future license or collaboration agreements, including our agreement with Biossil, Inc.
•
The incidence and prevalence for target patient populations of our product candidate have not been established with precision. If the market opportunities for our product candidate are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected.
•
The successful commercialization of our product candidate will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidate, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
•
We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
•
Our product candidate may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company that historically was focused on developing a portfolio of small molecule superoxide dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). In October 2025 we sold our assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada. In connection with selling these assets, we assigned and Biossil assumed all rights and obligations under the Royalty Agreement with Blackstone Life Sciences (Blackstone), as described below. We received consideration from Biossil in the form of an upfront payment of $3.5 million and are eligible to receive further payments upon the achievement of future regulatory and commercial milestones and we received contingent value rights of up to $105.0 million in the aggregate.

On December 30, 2024, we completed the acquisition of Nova Pharmaceuticals, Inc. (Nova), a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase (NOS). With that acquisition, we have shifted our strategic focus to developing a product candidate to treat certain types of advanced breast cancer, including metaplastic breast cancer (MpBC) and other refractory subsets of triple-negative breast cancer (TNBC). In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2.9 million to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc., and our common stock is listed on the Over-The-Counter Quote Bulletin Board – Venture Market (OTCQB: GRTX).

Following the sale to Biossil, our portfolio is now comprised of a pan-NOS inhibitor. Our lead program is a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. This is an investigator-sponsored trial that is funded by a National Institutes of Health (NIH) grant to investigators at the Methodist Hospital in Houston, Texas (Houston Methodist), including the drug supply for the trial. In 2025, the Phase 2a portion of the trial was reached and two additional sites were added: the University of Texas MD Anderson Cancer Center and the National Institutes of Health (NIH) Clinical Center. Assuming we are successful in securing additional capital, a second trial for this agent is being planned in TNBC in collaboration with the I-SPY 2 consortium.

As of December 31, 2025, the Company had 3 employees. Galera’s cash balance as of December 31, 2025 is anticipated to fund operations through the first quarter of 2027. With its limited resources, Galera continues to concentrate on developing therapies for breast cancer with toxicity reducing indications. Galera also continues to consider partnerships and alternative ways for advancing these indications. Details of development can be found below.

Disease Overviews and Our Product Candidate

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We historically have relied on third party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice- (cGMP-) grade clinical trial materials and commercial quantities of our historical product candidates. We previously had a formal agreement with Patheon Manufacturing Services LLC (Patheon) for production of avasopasem, which was assumed by Biossil.

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

Intellectual Property

Our policy has historically been to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our product candidate and other proprietary technologies, inventions and improvements, including claims related to composition of matter and methods of use, that are important to the development and implementation of our business. We have relied on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications

As of December 31, 2025, Galera has exclusively licensed from Houston Methodist currently pending patent applications and in-force patents related to tilarginine consisting of 2 issued U.S. patents, 1 pending PCT application, 2 pending U.S. patent applications, 14 issued foreign patents, including 1 issued European patent that has been validated in a number of European countries, and 4 pending foreign applications. Galera also has a pending

U.S. provisional patent application related to the use of tilarginine in oncology therapies. Any issuing patents from this provisional patent application are estimated to expire in 2046.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (USPTO), in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In some instances, such a patent term adjustment may result in the term of a United States patent extending beyond 20 years from the earliest filing date of a non-provisional patent application. In the United States, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. This permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to a maximum of five years beyond the expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act. The length of the patent term extension is related to the length of time the drug is under regulatory review; however, it cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. For patents that might expire during the Patent Term Extension (PTE) application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year while a PTE application is pending and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. To grant the interim extension, the director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. In the U.S., only one patent applicable to an approved drug product may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug product. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued, PTE-eligible patents covering those drug products.

Galera has one pan-NOS inhibitor (L-NMMA or tilarginine) that has reached clinical development as of December 31, 2025. Tilarginine has been studied in hundreds of patients for non-oncologic conditions and in a few Phase I/II trials in patients with cancer. Those trials were conducted by Houston Methodist Hospital, who then exclusively licensed their rights to tilarginine to Nova Pharmaceuticals, which was acquired by Galera on December 30, 2024. We have pending and/or in force patent families including U.S. and foreign patents and applications that cover certain combinations of tilarginine with oncology products and therapies that may provide protection for the use of our product candidate in connection with the protocols used in these clinical trials, which are estimated to expire between 2035 and 2045.

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

Royalty Agreement with Blackstone Life Sciences (Formerly Known as Clarus Ventures)

In November 2018, we entered into the Royalty Agreement with Blackstone Life Sciences. Pursuant to the Royalty Agreement, Blackstone agreed to pay us, in the aggregate, up to $80.0 million (the Royalty Purchase Price), in four tranches of $20.0 million each upon the achievement of specified clinical milestones in our ROMAN trial. We agreed to apply the proceeds from such payments primarily to support clinical development and regulatory activities for our dismutase mimetics (the Products) as well as to satisfy working capital obligations and for general corporate expenses. We received the first tranche of the Royalty Purchase Price in November 2018, the second tranche in April 2019, and the third tranche in February 2020.

In May 2020, we entered into Amendment No. 1 to the Royalty Agreement (Amendment No. 1) with Clarus IV Galera Royalty AIV, L.P. (the Blackstone Purchaser). The Blackstone Purchaser is affiliated with Blackstone Life Sciences, successor in interest to Clarus Ventures. Amendment No. 1 increased the Royalty Purchase Price by $37.5 million to $117.5 million by increasing the fourth tranche from $20.0 million to $37.5 million and adding a new $20.0 million tranche upon the achievement of an additional clinical enrollment milestone. We received the new $20.0 million tranche of the Amendment in June 2021, and received the $37.5 million tranche in July 2021. As partial consideration for Amendment No. 1, we issued two warrants to the Blackstone Purchaser to purchase an aggregate of 550,661 shares of our common stock at an exercise price equal to $13.62 per share, each of which became exercisable upon the receipt by Galera of the applicable specified milestone payment and expire six years after the initial exercise date of each respective warrant.

In August 2025, the Company entered into the Second Amendment to the Royalty Agreement (the Second Amendment) with the Blackstone Purchaser. The Second Amendment reduced the royalty payable to Blackstone on (i) worldwide net sales of the Products and (ii) all amounts received by us or our affiliates, licensees and sublicensees with respect to Product-related damages (collectively, the Product Payments) from a high single-digit percentage to four percent (4%).

In connection with the 2025 sale of our dismutase mimetics assets to Biossil, we assigned and Biossil assumed all rights and obligations under the amended Royalty Agreement, and Blackstone acknowledged that it would look solely to Biossil to pay and perform the obligations and liabilities under the amended Royalty Agreement.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we were historically developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of the product candidate that we are developing.

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

Pharmaceutical Coverage and Reimbursement

Our ability to successfully commercialize our product candidate in the event we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs, such as the Medicare and Medicaid programs in the U.S., private health insurers, managed care organizations, and other entities. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include our product candidate. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety and efficacy.

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

Moreover, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidate will be considered cost-effective by third-party payors. This process could delay the market acceptance of any product candidate for which we may receive approval and could have a negative effect on our future revenues and operating results.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report annually to the government information related to all payments and other transfers of value made to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified-nurse midwives and U.S. teaching hospitals, as well as track and report ownership and investment interests held in such manufacturers, among others, by U.S.-licensed physicians and their immediate family members, unless an exception applies;
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

Efforts to ensure that our business arrangements will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Other legislative changes designed to reduce healthcare expenditures have been proposed and adopted in the U.S. since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first eleven months of FY 2032, unless additional Congressional action is taken (with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to pharmaceutical and biological product pricing, reduce the cost of prescription drugs and biological products under Medicare, and reform government program reimbursement methodologies for drug and biological products. For example, in August 2022, former President

Biden signed into law the Inflation Reduction Act (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that cap benefit annual out-of-pocket spending at $2,000 (adjusted annually for inflation), with new discount obligations for pharmaceutical manufacturers; and establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS continues to take steps to implement the IRA, including: negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Human Capital

As of March 16, 2026, we had 3 employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in November 2012. Our address is 101 Lindenwood Drive, Suite 225, Malvern, Pennsylvania 19355. Our common stock is listed on the Over-The-Counter Quote Bulletin Board - Venture Market under the symbol “GRTX.”

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

We incurred losses in each year since our inception in 2012 through 2024, driven by expenses for research and development and our ongoing operations. None of our clinical products have been approved for commercialization, and after the sale to Biossil only one product candidate remains. Historically, we invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our historical product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our net loss for the year ended December 31, 2024 was $19.0 million. During the year ended December 31, 2025 we recorded a $151.0 million non-cash gain from the extinguishment of the royalty purchase liability on our consolidated balance sheet, as the result of the assumption by Biossil of our obligations under the Royalty Agreement with Blackstone. As a result, our net income for the year ended December 31, 2025 was $149.0 million. Despite this net income for the 2025 fiscal year, we anticipate incurring losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $307.3 million.

To become consistently profitable, we must succeed in developing and eventually commercializing a product candidate that generates significant revenue. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek to finance our cash needs through securities offerings, debt financings and/or private placements, which may possibly be undertaken in conjunction with a merger or reverse merger. The terms of any financing may adversely affect the holdings or the rights of our stockholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders, including their ownership interest. The incurrence of indebtedness would result in increased fixed or variable payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies, our product candidate or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our stockholders and may cause the market price of our shares to decline.

Risks Related to the Discovery and Development of Our Product Candidate

We are heavily dependent on the success of our product candidate, tilarginine, which has not received regulatory approval. If development of our product candidate is unsuccessful, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidate on a timely basis, if at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. We have suffered significant and unexpected setbacks in certain of our clinical trials with respect to our historical product candidates. These kind of setbacks can potentially recur in the future due to, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The results of preclinical studies and clinical trials of our product candidate may not be predictive of the results of later-stage clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks again in the future. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate.

We rely, and will continue to rely, on third parties to conduct our clinical trials for our product candidate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have historically relied on contract research organizations, or CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we may have agreements with our CROs governing their committed activities, and the ability to audit their performance, we have limited influence over their actual performance. We have relied on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, which has occurred in one prior instance with regard to a former product candidate, our business, prospects and results of operations could be materially adversely affected.

We and/or our partners or potential partners may in the future rely on foreign CROs and contract manufacturing organizations, or CMOs. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us or our partners or potential partners, delay the procurement or supply of such material or have an adverse effect on our or our partners’ or potential partners’ ability to secure significant commitments from governments to purchase potential therapies. For example, President Trump recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of our product candidate at various doses and schedules. Success in preclinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful, nor does it predict final results. Our product candidate may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Our product candidate may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, such as the EMA or the competent authorities of the member states of the European Union, or EU. Results of clinical trials of our product candidate could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidate, we, the FDA, the institutional review board, or IRBs, at the institutions in which our studies are conducted, or the Data Safety Monitoring Board, or DSMB, could suspend or terminate clinical trials or the FDA or comparable foreign regulatory authorities could require clinical trials to stop or deny approval of our product candidate for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

In addition, if our product candidate receives marketing approval in the future, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision may have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration has signaled its continued commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to further limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

The National Institutes of Health (NIH) may also be significantly impacted by election cycles and legislative developments, and has experienced instability impacting biomedical research, including the termination of certain research grants and workforce reductions. Any future decrease in the amount of, or delay in the approval of, appropriations to the NIH (and associated decreases in grants provided by the NIH) could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could affect our current or future clinical trials.

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

We have a limited operating history and are highly dependent on the expertise of the few members of our management team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations.

Risks Related to Intellectual Property

If we are unable to adequately protect our proprietary technology and product candidate, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of our patents are insufficient to protect our product candidate for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our product candidate may be materially impaired.

We rely primarily upon a combination of patents, trademarks, trade secret protection, and other intellectual property rights as well as nondisclosure, confidentiality and other contractual agreements to protect the intellectual property related to our brands, product candidate, and other proprietary technologies. Our success depends on our ability to develop, manufacture, market and sell our product candidate, if approved, and use our proprietary technologies without alleged or actual infringement, misappropriation or other violation of the patents and other intellectual property rights of third parties. There have been many lawsuits and other proceedings asserting patents and other intellectual property rights in the pharmaceutical and biotechnology industries. We cannot assure you that our product candidate will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing our product candidate. There may also be issued patents or pending patent applications that we are aware of, but that we think are irrelevant to our product candidate, which may ultimately be found to be infringed by the manufacture, sale, or use of our product candidate. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. In addition, our product candidate has a complex structure that makes it difficult to conduct a thorough search and review of all potentially relevant third-party patents. Because we have not yet conducted a formal freedom to operate analysis for patents related to our product candidate, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidate. Even if we diligently search third-party patents for potential infringement by our products or product candidate, we may not successfully find patents that our products or product candidate, may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our product candidate.

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, in some jurisdictions some of our products currently or in the future may not be protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we cannot guarantee that any patents will be issued from any pending or future owned or licensed patent applications, or that any current or future patents will provide us with any meaningful protection or competitive advantage. Even if issued, existing or future patents may be challenged, including with respect to ownership, narrowed, invalidated, held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidate and technologies. Moreover, should we be unable to obtain meaningful patent coverage for clinically relevant dosages or infusion rates for our product candidate in jurisdictions with commercially significant markets, our ability to extend and reinforce patent protection for this product candidate in those jurisdictions may be adversely impacted, which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidate. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology.

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

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. We currently in-license certain intellectual property from third parties to be able to use such intellectual property in our products and product candidate and to aid in our research activities. In the future, we may in-license intellectual property from additional licensors. We may rely on certain of these licensors to file and prosecute patent applications and maintain, or assist us in the maintenance of, patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted diligently or in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate, or support our efforts to initiate, an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

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

The biotechnology and pharmaceutical industries are subject to rapid technological change and substantial litigation regarding patent and other intellectual property rights. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidate and services. Numerous third-party patents exist in the fields relating to our products and services, and it is difficult for industry participants, including us, to identify all third-party patent rights relevant to our product candidate, services and technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may give rise to claims of infringement of the patent rights of others. Moreover, because some patent applications are maintained as confidential for a certain period of time, we cannot be certain that third parties have not filed patent applications that cover our product candidate, services and technologies. Therefore, it is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidate or processes, or to obtain licenses or cease certain activities.

Patents could be issued to third parties that we may ultimately be found to infringe. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing products using our technology. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidate, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are determined to be held invalid or unenforceable. Our failure to obtain or maintain a license to any technology that we require to develop or commercialize our current and future product candidates may materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.

From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our product candidate, components of our product candidate, services, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:

•
we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our product candidate or processes do not infringe those third parties’ patents;
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
•
if third parties initiate litigation claiming that our processes or product candidate infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings;
•
if third parties initiate litigation or other proceedings, including inter partes reviews, oppositions or other similar agency proceedings, seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
•
we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who were involved in developing our product candidate; and
•
if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our processes or product candidate infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

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
•
redesign our product candidate, services, and technology so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Because we expect to rely on third parties to manufacture our product candidate, and we may collaborate with third parties on the development of our product candidate, we must, at times, share trade secrets with them. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them prior to disclosing our proprietary information, such as our consultants and vendors, or our former or current employees. These agreements typically limit the rights of third parties to use or disclose our confidential information, including our trade secrets. We also enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, operating results and financial condition. Additionally, we cannot be certain that competitors will not gain access to our trade secrets and other proprietary confidential information or independently develop substantially equivalent information and techniques.

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

If we do not obtain patent term extensions in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation with respect to our product candidate, thereby potentially extending the term of marketing exclusivity for such product candidate, our business may be harmed.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidate, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to a maximum of five years beyond the normal expiration of the patent if the patent is eligible for such an extension under the Hatch-Waxman Act as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidate or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

During trademark registration proceedings, our trademark application(s) may be rejected. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties can oppose pending trademark applications and seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market current or future product candidates. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States, or from selling or importing products made using our technology in and into those other jurisdictions where we do not have intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidate, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidate.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidate in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidate could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidate or the use of our products. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidate. We may incorrectly determine that our product candidate is not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidate and services. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidate and services.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidate that are held to be infringing. We might, if possible, also be forced to redesign products, product candidate or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms may be inadequate to protect our competitive position on our product candidate for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidate are obtained, once the patent life has expired for patents covering a product or product candidate, we may be open to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats to our business.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our product candidate. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

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
•
third parties performing manufacturing or testing for us using our product candidate or technologies could use the intellectual property of others without obtaining a proper license;

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

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the technology or in ceasing from doing business with us.

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

Risks Related to the Nova Acquisition

Our stockholders may not realize a benefit from our acquisition (the "Nova Acquisition") of Nova Pharmaceuticals, Inc. ("Nova") commensurate with the ownership dilution they may experience in connection with the Nova Acquisition upon conversion of preferred stock issued in connection therewith.

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

Other Risks Related to Our Business

The successful commercialization of our product candidate will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidate.

Our ability to successfully commercialize our product candidate for which we may receive regulatory approval will depend in significant part on the availability of coverage and reimbursement from third-party payors, including governmental healthcare programs, such as the Medicare and Medicaid programs in the U.S., private health insurers, managed care organizations, and other entities. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include our product candidate. Third-party payors, together with regulators and others, are increasingly challenging the prices charged for pharmaceutical products and related services, in addition to their cost-effectiveness, safety, and efficacy.

Moreover, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval will be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidate will be considered cost-effective by third-party payors. This process could delay the market acceptance of our product candidate for which we may receive approval and could have a negative effect on our future revenues and operating results.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, customers and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidate, if approved. See Part I, Item 1, Government Regulation, “Other

U.S. Healthcare Laws and Compliance Requirements” for additional details on applicable federal and state healthcare laws and regulations that may affect our business.

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

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and in the U.S. and global financial markets. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our information technology systems and those of our third-party CMOs, CROs, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Some of these vulnerabilities have increased with the widespread use of artificial intelligence technology. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

While we do not believe that we have experienced any significant failure or accident of our systems, from time to time, we have been the target of cybersecurity breach attempts and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. We do not believe that these cybersecurity breaches have had a material impact on our operations, but future breaches may have such impact. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidate, or inappropriate disclosure or theft of confidential or proprietary information, and we could incur liabilities. Federal, state and international laws and regulations could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

While we do not currently have any operations outside the United States, should we have any in the future our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by former President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Some of the insurance policies we currently maintain include general liability, employment practices liability, workers’ compensation, umbrella, and directors’ and officers’ liability insurance. These policies may not adequately cover all categories of risk that our business may encounter.

Insurance coverage may become more expensive over time and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against certain losses. We do not currently maintain product liability insurance. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We also do not carry specific biological or hazardous waste insurance coverage, and our casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our ability to use our net operating losses to offset future taxable income is subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre change tax attributes (net operating losses, or NOLs, and research and development tax credits) to offset future taxable income. Our existing tax attributes are subject to limitations arising from ownership changes that we have undergone in the past.

Risks Related to Our Common Stock

Our common stock is currently quoted on the OTCQB Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

Our directors, officers and principal stockholders own a significant percentage of our stock and, if they choose to act together, are able to exercise influence over matters submitted to stockholders for approval.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control approximately 48% of our outstanding common stock as of March 16, 2026. Accordingly, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with the interests of other stockholders. For example, these stockholders could attempt to delay or prevent a change in control of us, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

•
the listing of our common stock on the OTCQB Market;
•
delays in the commencement, enrollment and the ultimate completion of clinical trials;
•
discontinuation of clinical trials;
•
the results and potential impact of competitive products or technologies;
•
our ability to manufacture and successfully produce our product candidate;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing additional common stock or other equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. This dilution would be in addition to the anticipated dilution resulting from the conversion of our Series B Preferred Stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Item 2. Properties.

Our principal office is located at 101 Lindenwood Drive, Suite 225, Malvern, Pennsylvania 19355, where we lease office space under a month-to-month lease.

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

On March 16, 2026, there were 15 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described below. Our results of operations for the year ended December 31, 2023, including a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On December 30, 2024,we completed the acquisition of Nova Pharmaceuticals, Inc., a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase (NOS). Nitric oxide (NO) plays a critical role in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of triple-negative breast cancer (TNBC) known as metaplastic breast cancer (MpBC) that today has no effective or regulatory approved therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. With that acquisition, we have shifted our strategic focus to developing a product candidate to treat certain types of advanced breast cancer, including MpBC and other refractory subsets of TNBC. In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2.9 million to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc., and our common stock is listed on the Over-The-Counter Quote Bulletin Board – Venture Market (OTCQB:GRTX).

In November 2025, our subsidiary Nova Pharmaceuticals, Inc. was merged into another subsidiary, Grape Merger Sub II, LLC, and the surviving entity was renamed Nova Pharmaceuticals Operating, LLC (Nova).

Following the sale to Biossil, our portfolio is now comprised of a pan-NOS inhibitor. Our lead program is a Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC. This is an investigator-sponsored trial that is funded by a National Institutes of Health (NIH) grant to investigators at the Methodist Hospital in Houston, Texas (Houston Methodist), including the drug supply for the trial. Assuming we are successful in securing additional capital, a second trial for this agent is being planned in TNBC in collaboration with the I-SPY 2 consortium.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development. We have incurred recurring losses and negative cash flows from operations and have funded our operations primarily through the sale and issuance of equity, $117.5 million of proceeds received under the Royalty Agreement with Blackstone, and $3.5 million received from the sale to Biossil, receiving aggregate gross proceeds of $383.4 million.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities and we expect to continue to incur losses for the foreseeable future. We had net income of $149.0 million for the year ended December 31, 2025, primarily resulting from a $151.0 million non-cash gain from the derecognition of the royalty purchase liability on our consolidated balance sheet, as the result of the assumption by Biossil of our obligations under the Royalty Agreement with Blackstone. Our net loss was $19.0 million for the year ended December 31, 2024. As of December 31, 2025, we had $6.4 million in cash and cash equivalents and an accumulated deficit of $307.3 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidate. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be unable to further develop our product candidate.

Our Common Stock is now quoted under its existing symbol “GRTX” on the Over-The-Counter Quote Bulletin Board – Venture Market.

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

Royalty Purchase Liability

Prior to the assignment and assumption of our Royalty Agreement with Blackstone to Biossil in October 2025, we accounted for the $117.5 million in aggregate proceeds received under the Royalty Agreement as debt, and imputed our interest expense, when applicable, based on royalty repayment period amounts we estimated, which took into consideration the probability and timing of obtaining approval from the U.S. Food and Drug Administration (FDA) and the potential future revenue from commercializing our product candidate. In October 2023, following our decisions to discontinue the rucosopasem GRECO trials and not conduct another Phase 3 trial of avasopasem, we suspended imputing any interest expense related to our royalty purchase liability. Accordingly, no interest expense was recognized during the years ended December 31, 2025 and 2024.

Upon our assignment of all further rights and obligations associated with the Royalty Agreement to Biossil in October 2025, inclusive of Blackstone’s acknowledgement of the assignment, we determined the outstanding royalty purchase obligation of $151.0 million met the extinguishment criteria under the applicable accounting standards. The extinguishment of this royalty purchase obligation was recorded as gain on extinguishment of debt within our consolidated statement of operations for the year ended December 31, 2025.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidate. We expense research and development costs as incurred.

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

Research and Development Expense

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and past product candidates. We expense research and development costs as incurred. These expenses include:

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

The following table summarizes our research and development expenses by program for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Avasopasem manganese	$61	$(318)
Rucosopasem manganese	—	696
Pan-NOS inhibitor	5	—
Other research and development expense	264	607
Personnel related and share-based compensation expense	19	2,166
	$349	$3,151

We have ceased all clinical trial activity directly funded by the Company, and had suspended the clinical development of our dismutase mimetics product candidates prior to their sale to Biossil.

The successful development of our product candidate is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our product candidate. We are unable to predict when, if ever, material net cash inflows will commence from sales of any future product candidates that we may develop due to the numerous risks and uncertainties associated with clinical development, including:

•
delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials, or in our ability to negotiate agreements with clinical trial sites or CROs;
•
our ability to secure adequate supply of our product candidate for our trials;
•
the number of clinical sites included in the trials;
•
the ability and the length of time required to enroll suitable patients;
•
the number of patients that ultimately participate in the trials;
•
the number of doses patients receive;
•
any side effects associated with our product candidate;
•
the duration of patient follow-up;
•
the results of our clinical trials;

•
significant and changing government regulations; and
•
the impact of unforeseen events on the initiation and completion of our preclinical studies, clinical trials and manufacturing scale-up.

We may never succeed in achieving regulatory approval for any future product candidates we may develop.

General and Administrative Expense

General and administrative expense consists primarily of personnel expenses, including salaries, benefits and share-based compensation expense for employees in executive, finance, and accounting functions. General and administrative expense also includes legal fees related to intellectual property and corporate matters, director fees, fees for accounting and consulting services, insurance expense, and rent.

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2025, we had federal and state tax net operating loss carryforwards of $157.8 million and $12.6 million, respectively, which will begin to expire in 2044 unless previously utilized. In connection with the Section 382 study performed in 2025, the federal research and development tax credit carryforwards have been written off.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024	Change
Operating expenses:
Acquired in-process research and development	$—	$3,843	$(3,843)
Research and development	349	3,151	(2,802)
General and administrative	5,693	11,002	(5,309)
Gain on sale of dismutase mimetics assets	(3,500)	—	(3,500)
Write-off of acquired intangible asset	—	2,258	(2,258)
Write-off of goodwill	—	881	(881)
Gain on litigation settlement	—	(975)	975
Loss from operations	(2,542)	(20,160)	17,618
Other income (expense):
Interest income	248	554	(306)
Gain on extinguishment of debt	151,049	—	151,049
Change in fair value of warrant liability	294	452	(158)
Foreign currency loss	—	(6)	6
Income (loss) before income tax benefit	149,049	(19,160)	168,209
Income tax benefit	—	203	(203)
Net income (loss)	$149,049	$(18,957)	$168,006

Acquired In-Process Research and Development Expense

In connection with the acquisition of Nova, we recognized a non-cash in-process research and development expense of $3.8 million during the year ended December 31, 2024 related to the acquired anti-cancer therapeutics programs that had no alternative future use at the time of acquisition, which requires immediate expense recognition.

Research and Development Expense

Research and development expense decreased by $2.9 million from $3.2 million for the year ended December 31, 2024 to $0.3 million for the year ended December 31, 2025. Personnel-related and share-based compensation expense decreased $2.1 million, as our remaining research and development personnel were terminated during the year ended December 31, 2024, which included $0.8 million of severance charges, and their stock options forfeited. Rucosopasem development costs decreased by $0.7 million as we wound up the GRECO-1 and GRECO-2 clinical trials in 2024. Other research and development expenses decreased $0.3 million, which was offset by a $0.4 million increase in avasopasem development costs since the year ended December 31, 2024 included a $0.4 million credit for previously estimated CRO expenses following a legal settlement.

General and Administrative Expense

General and administrative expense decreased by $5.3 million from $11.0 million for the year ended December 31, 2024 to $5.7 million for the year ended December 31, 2025. Personnel related and share-based compensation expenses decreased $2.9 million due to reduced headcount, severance expense during the year ended December 31, 2024 for two officers terminated in August 2024, stock options forfeited by terminated employees, and stock options that became fully vested during 2024. In addition, legal and professional fees decreased $1.2 million, insurance expense decreased $0.6 million, and facilities costs decreased $0.6 million because the year ended December 31, 2024 included a $0.5 million charge for expenses incurred to terminate our office lease.

Gain on Sale of Dismutase Mimetics Assets

We recognized a gain on sale of assets of $3.5 million during the year ended December 31, 2025 in connection with the sale of our dismutase mimetics assets to Biossil, the amount of the cash consideration received in October 2025.

Write-off of Acquired Intangible Asset and Goodwill

In August 2024, our board of directors approved the Plan of Dissolution, under which future development of our historical product candidates would no longer continue. In connection with this decision, we concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the year ended December 31, 2024.

Gain on Litigation Settlement

We recognized a $1.0 million gain during the year ended December 31, 2024 in connection with the settlement of certain litigation, which was recorded in operating expenses.

Interest Income

Interest income decreased by $0.4 million from $0.6 million for the year ended December 31, 2024 to $0.2 million for the year ended December 31, 2025, due to the reduction in investable cash and securities and reduced interest rates.

Gain on Extinguishment of Debt

As discussed above, we assigned all further rights and obligations associated with the Royalty Agreement to Biossil in connection with the October 2025 sale of our dismutase mimetics assets, including avasopasem and rucosopasem, resulting in recognition of a $151.0 million gain during the year ended December 31, 2025 in connection with extinguishment of the $151.0 million royalty purchase liability.

Change in Fair Value of Warrant Liability

During the years ended December 31, 2025 and 2024 we recognized gains of $0.3 million and $0.5 million, respectively, for changes in fair value of the warrant liability as a result of the change in the price of our common stock. The warrant liability was reclassified to equity as of March 31, 2025.

Income Tax Benefit

During the year ended December 31, 2024, the impairment of our acquired intangible asset and goodwill resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the asset.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our product candidate, which will not be for many years, if ever. Through December 31, 2025, we have funded our operations primarily through the sale and issuance of equity, $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, and $3.5 million from the sale to Biossil, receiving aggregate gross proceeds of $383.4 million.

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

As of December 31, 2025, we had $6.4 million in cash and cash equivalents and an accumulated deficit of $307.3 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(6,049)	$(12,145)
Net cash provided by (used in) investing activities	3,500	(46)
Net cash provided by financing activities	635	2,223
Net decrease in cash, cash equivalents and restricted cash	$(1,914)	$(9,968)

Operating Activities

During the year ended December 31, 2025, we used $6.0 million of net cash in operating activities. Cash used in operating activities reflected our net income of $149.0 million less net non-cash gains and charges of $154.4 million, primarily attributable to the gain on sale of our dismutase mimetics assets and gain on extinguishment of debt, and $0.7 million from other changes in operating assets and liabilities. The primary use of cash was to fund our operations.

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

Investing Activities

During the year end December 31, 2025, we received proceeds of $3.5 million from the sale of our dismutase mimetics assets. During the year ended December 31, 2024, investing activities used $46,000, primarily cash paid for the acquisition of Nova.

Financing Activities

During the year ended December 31, 2025, financing activities provided $0.6 million from the sale of our common stock in a private placement in December 2024, some proceeds of which were received in January 2025.

During the year ended December 31, 2024, financing activities provided $2.2 million from the sale of our common stock and pre-funded warrants in a private placement in December 2024.

Funding Requirements

We expect our existing cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. Future capital requirements will depend on our strategic alternatives, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidate. In the future, we anticipate that we will need to raise substantial additional financing to fund our operations through equity or debt financings, or through strategic transactions. To meet these requirements, we may seek to sell equity or convertible securities in public or private transactions that may result in significant dilution to our stockholders. We may offer and sell shares of our common stock under an existing registration statement or any registration statement we may file in the future. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. We may also defer certain operating expenses unless and until additional capital is received. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us, or that we will be successful in deferring certain operating expenses. If we are unable to raise sufficient additional capital or defer sufficient operating expenses, we may be compelled to reduce the scope of our operations and planned capital expenditures and may decide to delay or discontinue certain activities, including planned research and development activities, hiring plans, manufacturing activities and commercial preparation efforts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidate, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

•
the extent to which we acquire or in-license other product candidate and technologies;
•
the costs of securing manufacturing arrangements for any future commercial production; and
•
the costs of scaling-up or contracting for sales and marketing capabilities as we prepare for the potential commercialization of our product candidate.

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

Key Agreements

Asset Purchase Agreement with Biossil

On October 15, 2025, the Company and Biossil, Inc. entered into an Asset Purchase and Sale Agreement, as amended (the Purchase Agreement), whereby Biossil agreed to acquire all of the Company’s right, title and interest in and to its assets related to avasopasem (GC4419) and rucosopasem (GC4711) and all other dismutase mimetic assets (the Assets).

In connection with the purchase of the Assets, Biossil agreed to assume all further rights and obligations of the Company under the Amended and Restated Purchase and Sale Agreement, dated November 14, 2018, by and among the Company, Clarus IV Galera Royalty AIV, L.P., and the other parties thereto, as amended from time to time. Clarus IV Galera Royalty AIV, L.P. is affiliated with Blackstone Life Sciences (Blackstone).

The purchase price for the Assets consists of (i) an upfront payment of $3,500,000, and (ii) potential future regulatory milestones, commercial milestones and contingent value rights of up to $105,000,000 in the aggregate.

The Purchase Agreement contains customary representations, warranties and covenants related to the Assets and the business of the Company. Certain provisions, including confidentiality, indemnification, and payment obligations, survive the closing of the Transaction in certain circumstances as set forth in the Purchase Agreement.

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B Preferred Stock. Refer to Notes 3 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets as of December 31, 2025 and 2024	59
Consolidated Statements of Operations for the Years ended December 31, 2025 and 2024	60
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2025 and 2024	61
Consolidated Statements of Cash Flows for the Years ended December 31, 2025 and 2024	62
Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Galera Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galera Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Extinguishment of the royalty purchase liability

As discussed in Notes 1, 2, 4, and 9 to the consolidated financial statements, in October 2025 the Company entered into an asset purchase agreement with Biossil, Inc. (Biossil) pursuant to which the Company sold its dismutase mimetics assets and assigned its royalty purchase agreement with Blackstone Life Sciences (Blackstone) to Biossil. In connection with this transaction, Biossil assumed all rights and obligations under the royalty purchase agreement, and Blackstone executed a notice of assignment releasing the Company from further obligations. As a result, the Company extinguished the royalty purchase liability of approximately $151.0 million and recorded a gain on extinguishment of debt during the year ended December 31, 2025.

We identified the evaluation of the extinguishment of the royalty purchase liability as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s conclusion that the assignment of the royalty purchase agreement resulted in a legal defeasance and extinguishment of the liability under applicable accounting guidance. This evaluation involved assessing whether the Company was legally released as the primary obligor, which required careful consideration of complex contractual provisions. A different conclusion regarding whether the liability had been legally extinguished would have resulted in a significant difference in the Company’s reported liabilities and results of operations.

The following are the primary procedures we performed to address this critical audit matter. We tested the Company’s conclusion that the royalty purchase liability was legally defeased by:

•
reading and evaluating management’s accounting memorandum regarding the extinguishment of the royalty purchase liability and gain on extinguishment of debt, including management’s application of the relevant accounting guidance
•
inspecting the royalty purchase agreement with Blackstone and related amendments, the asset purchase agreement with Biossil, and the notice of assignment to evaluate whether the contractual terms permitted assignment and release of the Company as the primary obligor
•
inspecting the legal opinion obtained by management from external counsel and evaluating the competence and objectivity of the legal specialist, and assessing whether the opinion supported the Company’s conclusion that the transaction resulted in a legal defeasance
•
corroborating our understanding of the transaction through inquiry of management and inspection of board of directors’ minutes and other governance documentation related to the approval of the transaction

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 19, 2026

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER-SHARE AMOUNTS)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,375	$8,289
Subscription receivable	—	635
Prepaid expenses and other current assets	720	1,077
Total current assets	7,095	10,001
Other assets	101	100
Total assets	$7,196	$10,101
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$265	$1,275
Accrued expenses	380	391
Total current liabilities	645	1,666
Royalty purchase liability	—	151,049
Warrant liability	—	1,055
Total liabilities	645	153,770
Commitments and contingencies (Note 11)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 shares issued and outstanding at December 31, 2025 and 2024	2,577	4,372
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 shares issued and outstanding at December 31, 2025 and 2024	75	75
Additional paid-in capital	311,213	308,247
Accumulated deficit	(307,314)	(456,363)
Total stockholders’ equity (deficit)	3,974	(148,041)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$7,196	$10,101

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year ended December 31,
	2025	2024
Operating expenses:
Acquired in-process research and development	$—	$3,843
Research and development	349	3,151
General and administrative	5,693	11,002
Gain on sale of dismutase mimetics assets	(3,500)	—
Write-off of acquired intangible asset	—	2,258
Write-off of goodwill	—	881
Gain on litigation settlement	—	(975)
Loss from operations	(2,542)	(20,160)
Other income (expenses):
Interest income	248	554
Gain on extinguishment of debt	151,049	—
Change in fair value of warrant liability	294	452
Foreign currency loss	—	(6)
Income (loss) before income tax benefit	149,049	(19,160)
Income tax benefit	—	203
Net income (loss)	$149,049	$(18,957)

Net income (loss) attributable to common stockholders, basic and diluted	$63,524	$(18,733)
Weighted-average shares of common stock outstanding, basic and diluted	98,503,430	54,633,215
Net income (loss) per share of common stock, basic and diluted	$0.64	$(0.34)
Net income (loss) attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$76,948	$(224)
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	652
Net income (loss) per share of Series B redeemable convertible preferred stock, basic and diluted	$644.89	$(342.89)

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	—	$—	54,392,170	$54	$306,167	$(437,406)	$(131,185)
Share-based compensation expense	—	—	—	—	2,545	—	2,545
Issuance of Series B convertible preferred stock in asset acquisition	119,318	2,577	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,795	—	—	(1,795)	—	(1,795)
Sale of common stock and common stock warrants in private placement, net of issuance costs of $27	—	—	21,070,220	21	1,330	—	1,351
Net loss	—	—	—	—	—	(18,957)	(18,957)
Balance at December 31, 2024	119,318	4,372	75,462,390	75	308,247	(456,363)	(148,041)
Share-based compensation expense	—	—	—	—	410	—	410
Amortization of redeemable convertible preferred stock to redemption value	—	(1,795)	—	—	1,795	—	1,795
Reclassification of pre-funded stock warrants	—	—	—	—	761	—	761
Net income	—	—	—	—	—	149,049	149,049
Balance at December 31, 2025	119,318	$2,577	75,462,390	$75	$311,213	$(307,314)	$3,974

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2025	2024
Operating activities:
Net income (loss)	$149,049	$(18,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development	—	3,843
Depreciation and amortization	—	20
Share-based compensation expense	410	2,545
Write-off of acquired intangible asset	—	2,258
Write-off of goodwill	—	881
Deferred tax benefit	—	(203)
Change in fair value of warrants	(294)	(452)
Gain on sale of dismutase mimetics assets	(3,500)	—
Gain on extinguishment of debt	(151,049)	—
Loss on disposal of property and equipment	—	48
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	357	2,295
Other assets	(1)	89
Accounts payable	(1,010)	(1,416)
Accrued expenses	(11)	(3,058)
Other liabilities	—	(38)
Cash used in operating activities	(6,049)	(12,145)
Investing activities:
Cash paid for acquisition of Nova	—	(50)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of dismutase mimetics assets	3,500	—
Cash provided by (used in) investing activities	3,500	(46)
Financing activities:
Proceeds from the sale of common stock and common stock warrants in private placement, net of issuance costs	635	2,223
Cash provided by financing activities	635	2,223
Net decrease in cash and cash equivalents	(1,914)	(9,968)
Cash and cash equivalents at beginning of year	8,289	18,257
Cash and cash equivalents at end of year	$6,375	$8,289
Supplemental schedule of non-cash investing and financing activities:
Extinguishment of royalty purchase liability upon sale of dismutase mimetics assets	$151,049	$—
Issuance of Series B redeemable convertible preferred stock in asset acquisition	$—	$2,577
Accretion (amortization) of redeemable convertible preferred stock to redemption value	$(1,795)	$1,795
Subscription receivable in connection with private placement	$—	$635
Derecognition of lease liability and right-of-use asset due to lease termination	$—	$1,212
Acquisition costs in accounts payable	$—	$869
Reclassification of warrant liability to additional paid-in capital	$761	$—

See accompanying notes to consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

Galera Therapeutics, Inc. (the Company, or Galera) is a biopharmaceutical company that historically was focused on developing a portfolio of small molecule dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The Company sold its assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada, in October 2025. Galera received consideration from Biossil in the form of an upfront payment of $3.5 million and is eligible to receive further payments upon the achievement of future regulatory and commercial milestones and received contingent value rights of up to $105.0 million in the aggregate. In addition, Biossil assumed all rights and obligations associated with the Company’s royalty purchase obligation (Note 9), resulting in a gain on sale of assets of $3.5 million and a gain on extinguishment of debt of $151.0 million related to the extinguishment of the outstanding royalty purchase liability that was assumed by Biossil.

Galera’s clinical portfolio now is comprised of a pan-inhibitor of nitric oxide synthase (NOS) that was acquired in December 2024 through the acquisition of Nova Pharmaceuticals, Inc. (Nova) (Note 3). Galera’s lead program is now an investigator-sponsored Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC, which is being conducted at Methodist Hospital in Houston, Texas (Houston Methodist) with funding by a grant from the National Institutes of Health.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $307.3 million as of December 31, 2025. The Company expects its existing cash and cash equivalents as of December 31, 2025 will enable the Company to fund its operating expenses, which are currently at a limited level, for at least twelve months from the date these consolidated financial statements were issued.

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

As stated above, in October 2025 the Company received $3.5 million from the sale of its dismutase mimetics assets to Biossil.

The Company does not currently have sufficient cash to adequately fund the development of its product candidate. In order to continue research and development, the Company will need to raise additional financing to fund its operations, which could be through equity or debt financing or through strategic transactions. Future capital requirements will depend on what, if any, strategic alternatives are available to the Company, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Galera Therapeutics, Inc. and its wholly owned subsidiaries, Nova Pharmaceuticals Operating, LLC, Galera Therapeutics Australia Pty Ltd (Galera Australia), and Galera Labs, LLC. Galera Australia was deregistered in November 2024. In December 2024, the Company acquired Nova Pharmaceuticals, Inc. as a wholly owned subsidiary, which was merged into another wholly owned subsidiary, Grape Merger Sub II, LLC in November 2025, with the surviving entity renamed Nova Pharmaceuticals Operating, LLC (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant expenses within income (loss) from operations, as well as within net income (loss), include research and development and general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include acquired in-process research and development, write-offs of the acquired intangible asset and goodwill, a gain on litigation settlement, a gain on sale of dismutase mimetics assets, a gain on extinguishment of debt, interest income, interest expense, the change in fair value of warrant liability, foreign currency loss, and income tax benefit.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the significant expense categories reviewed by the CEO for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Research and Development
Personnel	$1	$1,476
Stock-based compensation	18	690
Program expenses	66	378
Other unallocated expenses	264	607
Total research and development	349	3,151
General and Administrative
Personnel	1,197	2,607
Stock-based compensation	392	1,855
Professional fees	2,876	4,060
Other general and administrative	1,228	2,480
Total general and administrative	5,693	11,002
Other segment items	(155,091)	4,804
Net income (loss)	$149,049	$(18,957)

Asset acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Common stock issued as consideration in an acquisition of assets is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (IPR&D). Acquired IPR&D that has no alternative future use is expensed immediately in the consolidated statements of operations.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The royalty purchase liability was accounted for as debt and interest was accreted over the expected repayment period until the extinguishment of the royalty purchase liability following the sale to Biossil. Based on the outcome from the Company’s discussions with the FDA reiterating the need for an additional Phase 3 trial to support resubmission of the avasopasem New Drug Application (NDA), it was not feasible to conduct an additional clinical trial with the Company’s resources. Due to the uncertainty of obtaining regulatory approval and successful commercialization of avasopasem, it was impractical to determine the fair value of the debt. The pre-funded warrants were measured at fair value on a recurring basis and carried at their estimated fair value until their reclassification to equity at March 31, 2025.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents. The Company had no short-term investments as of December 31, 2025 or 2024.

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of December 31, 2025 and 2024 consisted of bank

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposits and a money market mutual fund invested in U.S. Treasury obligations. The Company maintains a portion of its cash and cash equivalents in accounts with major financial institutions, and its deposits at these institutions exceed insured limits.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or the remaining lease term. The costs of maintenance and repairs are expensed as incurred. Improvements and betterments that add new functionality or extend the useful life of the asset are capitalized. The Company had no property and equipment as of December 31, 2025 or 2024.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2025, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

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

In August 2024, the Company’s board of directors approved a plan of complete liquidation and dissolution (Plan of Dissolution), under which future development of the Company’s historical product candidates would no longer continue. In connection with this decision, the Company concluded that the related IPR&D asset and related goodwill were each impaired in their entirety, and as such recognized non-cash impairment charges of $2.3 million for the IPR&D and $0.9 million for the goodwill during the year ended December 31, 2024. The impairment also resulted in an income tax benefit of $0.2 million due to the tax effect of the reduction in the deferred tax liability associated with the IPR&D asset. The Plan of Dissolution ultimately did not receive approval by the Company’s shareholders.

Royalty purchase liability

In November 2018, the Company entered into an Amended and Restated Purchase and Sale Agreement (as subsequently amended, the Royalty Agreement) with Clarus IV Galera Royalty AIV, Clarus IV A, L.P., Clarus IV B, L.P., Clarus IV C, L.P. and Clarus IV D, L.P. (collectively, Blackstone or Blackstone Life Sciences). Proceeds from the Royalty Agreement are accounted as debt. Interest expense is imputed based on the estimated royalty repayment period and considers the probability and timing of obtaining regulatory approvals and potential future revenue from commercial net product sales. Changes in estimates, if any, are made prospectively. Amendments to royalty purchase arrangements are evaluated for extinguishment and modification accounting treatment at the time of each amendment. Royalty purchase liabilities are derecognized when they are deemed to be extinguished, which is determined when the Company has paid the liability in its entirety and is relieved of its obligation, or when the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor.

In connection with the sale of the Company’s dismutase mimetics assets to Biossil, the Company assigned and Biossil assumed all rights and obligations under the Royalty Agreement, and Blackstone acknowledged that it would look solely to Biossil to pay and perform the obligations and liabilities under the

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalty Agreement. The Company extinguished its outstanding royalty purchase liability at the time of the assignment and assumption with Biossil.

Warrant Liability

The pre-funded warrants issued in conjunction with the private placement in December 2024 (See Note 1) were classified as liabilities on the balance sheet at December 31, 2024, as they contained terms for redemption of the underlying security that were outside the Company's control. The warrant liability was initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. In March 2025 the pre-funded warrants were amended, and were thereafter deemed to qualify for equity classification. The Company recognized a final change in the fair value of the liability classified warrants immediately prior to the reclassification (See Note 5).

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ equity (deficit) because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (short-term leases). For short-term leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet. As of December 31, 2025, the Company had one short-term lease. The Company had no short-term leases as of December 31, 2024.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Employee contributions are voluntary. The Company matches employee contributions in an amount equal to 100% of the first 4% of eligible compensation, and such employer contributions are immediately vested. The Company provided matching contributions of approximately $31,000 and $78,000 during the years ended December 31, 2025 and 2024, respectively.

Gain on litigation settlement

On May 30, 2023, the Company filed a lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, or the Court, against Alira Health Clinical, LLC and IQVIA Biotech, LLC (the CROs), seeking damages and alleging breach of contract, professional negligence, and negligence related to an error by the defendants in 2021 in their statistical program for the Phase 3 ROMAN trial of avasopasem for the reduction of SOM induced by radiotherapy in patients with locally advanced head and neck cancer (the Phase 3 ROMAN trial) (the Litigation). On August 2, 2024, the Company and the CROs entered into an agreement to settle the Litigation, pursuant to which, in exchange for mutual releases, the CROs paid to the Company the amount of $975,000, and the parties terminated the contracts between the Company and the CROs, with no further obligations under the parties’ contracts. On August 8, 2024, the Company filed a Praecipe to Settle, Discontinue, and End the Litigation. During the year ended December 31, 2024, the Company recorded the $975,000 as gain on litigation settlement within operating expenses on its consolidated statement of operations.

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

Under Internal Revenue Code section 382, if a corporation undergoes a specified change in ownership, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Such limitation may result in the expiration of the NOL carryforwards generated before 2018 and other pre-change tax attributes prior to their utilization. During the year ended December 31, 2025 the Company performed a section 382 study and determined that an ownership change occurred on December 30, 2024 upon the completion of the acquisition of Nova. The Company calculated the section 382 annual limitation and evaluated the corporation’s ability to use its NOL carryforwards and other pre-change tax attributes in future periods and determined that a portion of them would likely expire before being utilized. Consequently, $62.6 million of pre-2018 federal NOLs, $230.2 million of state NOLs and $9 million of federal research and development tax credits were written off during the year. However, as the Company had previously recorded a full valuation allowance on all deferred tax assets, these write-offs resulted in no impact to the net deferred tax position or net income during the year.

Net income (loss) per share

Income (loss) per common share requires consideration of the two-class method when an entity has participating securities. The Company’s outstanding warrants from the February 2023 registered direct offering (Note 12) entitle the holders to receive dividends on a basis equivalent to the dividends paid to holders of common stock, participating pro-rata in the earnings of the Company as if the warrant was converted into common shares of the Company. As a result, the February 2023 warrants meet the definition of a participating security, and the Company is required to apply the two-class method. Under the two-class method, earnings available to common shareholders, including both distributed and undistributed earnings, are allocated to each class of common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Since the February 2023 warrants do not have contractual obligations that require participation in the Company’s losses, the two-class method is not required for periods in which Company has a net loss.

For purposes of basic and diluted net income or loss per share, shares of the Series B redeemable convertible preferred stock (Series B) have the same characteristics as common stock and have no material preferential rights over common stock, and accordingly have been considered as a second class of common stock in the computation of basic and diluted net income or loss per share regardless of their legal form. Income and losses are allocated between the common shares and the Series B on a pro rata basis as they share equally in income, losses and residual net assets on an as-converted basis.

Basic income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders, which excludes the income allocated to participating security holders, by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants. The pre-funded warrants to purchase common stock are included in the calculation of basic and diluted net income (loss) per share as the exercise price of $0.001 per share is non-substantive and is virtually assured.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and common stock warrants, which would result in the issuance of incremental shares of common stock. A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Year ended December 31,
	2025	2024
Numerator:
Net income (loss)	$149,049	$(18,957)
Less: Allocation of undistributed income to participating security (February 2023 Warrants)	(8,577)	—
Less: Allocation of undistributed income or loss to Series B	(76,948)	224
Undistributed income (loss) available to common stockholders, basic and diluted	$63,524	$(18,733)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	98,503,430	54,633,215
Net income (loss) per share of common stock, basic and diluted	$0.64	$(0.34)

Net income (loss) attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$76,948	$(224)
Weighted average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	652
Net income (loss) per share of Series B redeemable convertible preferred stock, basic and diluted	$644.89	$(342.89)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Stock options	10,969,734	4,384,108
Common stock warrants	550,661	13,850,661
	11,520,395	18,234,769

Recent Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025, with early adoption permitted. The Company adopted this ASU on December 31, 2025, and applied the new disclosure requirements using a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 13 Income Taxes.

In September 2025, FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (ASU 2025-07). ASU 2025-07 clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under ASC 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU in the fourth quarter of 2025 on a prospective basis and applied this ASU in accounting for the sale of assets to Biossil.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-04, “ASC 470- Debt with Conversion and Other Options, Induced Conversions of Convertible Debt Instruments,” (ASU 2024-04) which clarifies whether or not a settlement of a convertible debt instrument is subject to the induced conversion guidance. The guidance is effective for the Company’s annual reporting period beginning on January 1, 2026, including interim periods. Early adoption is permitted and the respective amendments in ASU 2024-04 may be applied on a prospective or retrospective basis. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting - Narrow Scope Improvements,” (ASU 2025-11) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As the Nova IPR&D assets acquired have no alternative future use to the Company, the Company charged $3.8 million to Acquired IPR&D expense within its consolidated statement of operations for the year ended December 31, 2024.

The Merger Agreement was unanimously approved by the Board of Directors of both companies and by the stockholders of Nova. The Board of Directors includes three current Galera board members, and two additional board members selected by Nova. On March 17, 2026, the Company's subsidiary, Nova Pharmaceuticals Operating, LLC, waived the Company’s obligations to hold a meeting of the Company's stockholders to vote on (i) the approval of the conversion of the Series B into shares of Common Stock; (ii) the approval of an amendment to Galera’s certificate of incorporation to effect a reverse stock split and/or increase the number of authorized shares of common stock to such amount as determined by the Board following the closing; and (iii) the approval of one or more adjournments of the Stockholders’ Meeting to solicit additional proxies if there are not sufficient votes cast in favor of the foregoing matters (the Waiver). These obligations were waived following the filing of a Certificate of Amendment (the Certificate of Amendment) to the Certificate of Designation of Preferences, Rights, and Limitations of Series B Non-Voting Convertible Preferred Stock (Certificate of Designation) with the Secretary of State of the State of Delaware on February 12, 2026. Pursuant to this amendment, in the sole discretion of the Board, the Company may elect to convert, in whole or in part, outstanding shares of Series B into shares of Common Stock calculated based on the Conversion Ratio (one share of Series B convertible into 1,000 shares of common stock, as defined in the Certificate of Designation). The Waiver and the Certificate of Amendment were each approved by the Board, and the Certificate of Amendment was further approved by the unanimous written consent of the holders of the Series B.

4. Sale of assets

In October 2025, the Company entered into an Asset Purchase and Sale Agreement, as amended (APA) with Biossil, Inc (Biossil), pursuant to which Biossil acquired all of the Company’s right, title and interest in and to its assets related to avasopasem and rucosopasem and all other dismutase mimetics assets (the Transaction). The assets consisted of intellectual property rights related to dismutase mimetics and inventory of avasopasem and rucosopasem; there was no carrying value for these assets. Biossil assumed the Company’s existing agreements related to these assets.

The Company received consideration from Biossil in the form of an upfront payment in October 2025 of $3.5 million, and is eligible to receive further payments upon the achievement of future regulatory and commercial milestones of up to $75.0 million, and received contingent value rights of up to $30.0 million should Biossil enter into an out-license for topical applications. The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets, and followed the principles of ASC 606, Revenue from Contracts with Customers. Future regulatory and commercial milestone payments and potential payments pursuant to the contingent value rights are

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered variable consideration and fully constrained at the time of the sale and again at December 31, 2025, as it was determined that it was not probable that the variable consideration related to the contingent milestone payments and contingent value right payments will be received. The contingent milestone and contingent value right payments will be recognized if and when it becomes probable that the underlying milestones or events will be achieved and payments will be received. The Company transferred control of the nonfinancial asset group in October 2025 and recognized a gain of $3.5 million in the consolidated statements of operations related to the sale of dismutase mimetics assets and a gain of $151.0 million related to the extinguishment of the royalty purchase liability.

In connection with acquiring these assets, the Company assigned and Biossil assumed all of the Company’s rights and obligations under the Royalty Agreement with Blackstone (see Note 9).

5. Fair value measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,265	$—	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,115	$—	$—

There were no changes in valuation techniques during the years ended December 31, 2025 and 2024. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period prior to their reclassification to equity the warrants were marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the year ended December 31, 2025 is as follows (amounts in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at December 31, 2024	$1,055
Additions	—
Change in fair value	(294)
Reclassification to equity	(761)
Balance at December 31, 2025	$—

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	December 31,	December 31,
	2025	2024
Prepaid insurance	$490	$795
Other prepaid expenses and other current assets	230	282
	$720	$1,077

7. Property and equipment

In connection with the termination of its office lease in August 2024, the Company wrote off its remaining fixed assets during the third quarter of 2024. Depreciation and amortization expense was $20,000 for the year ended December 31, 2024. There was no depreciation expense for the year ended December 31, 2025.

8. Accrued expenses

Accrued expenses consist of (amounts in thousands):

	December 31,	December 31,
	2025	2024
Compensation and related benefits	$20	$48
Research and development expenses	20	31
Late filing of S-1 registration statement	115	—
Professional fees and other expenses	225	312
	$380	$391

9. Royalty purchase liability

Pursuant to the Company's Royalty Agreement with Blackstone, the Company has received $117.5 million in aggregate proceeds. Proceeds from the Royalty Agreement were accounted as debt on the accompanying consolidated balance sheets. Interest expense was imputed based on the estimated royalty repayment period, which took into consideration the probability and timing of obtaining approval from the U.S. Food and Drug Administration (FDA) and the potential future revenue from commercializing its historical product candidates, and which resulted in a corresponding increase in the liability balance.

The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it was not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the years ended December 31, 2025 and 2024.

In August 2025, the Royalty Agreement was amended, which reduced the royalty rate on net sales of avasopasem and rucosopasem to four percent (4%). The amendment was accounted for as a modification of debt to which no immediate gain or loss is recognized.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the Company’s dismutase mimetics assets to Biossil in October 2025, the Company assigned and Biossil assumed all rights and obligations under the amended Royalty Agreement, and Blackstone acknowledged that it would look solely to Biossil to pay and perform the obligations and liabilities under the amended Royalty Agreement. Accordingly, the Company has extinguished the royalty purchase liability from its consolidated balance sheet, recording a $151.0 million noncash gain on the extinguishment in its consolidated statement of operations for the year ended December 31, 2025.

10. Leases

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

In January 2025 the Company entered into a new operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date was February 1, 2025, and the lease term was 12 months, after which it continues on a month-to-month basis, with 90 days’ notice required for cancellation.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows (amounts in thousands):

	Year ended December 31,
	2025	2024
Operating lease costs
Operating lease rental expense	$14	$559
Total operating lease expense	$14	$559

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$14	$597
Derecognition of lease liability and right-of-use asset due to lease termination
Operating leases	—	1,212

11. Commitments and contingencies

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B (See Notes 3 and 12).

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

12. Convertible Preferred Stock and Stockholders' Equity (Deficit)

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the December 2024 Private Placement, the Company entered into a registration rights agreement with the group of investors (as amended, the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC, a registration statement for the resale of the shares of common stock issued in the private placement. The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 30 days of such filing (or within 60 days should the SEC provide written comments on the registration statement) and to maintain the effectiveness of such registration statement until all relevant securities are sold or can be freely traded without restrictions. As of the filing date of this Form 10-K, the Company has not filed a registration statement with the SEC and the deadline for such registration has passed under the Registration Rights Agreement. The Company may request a further extension of the time to file the registration statement from the investors. Should it fail to receive such an extension, or should it receive the extension but fail to file the registration statement by the expiration date of the extension, the Company would be subject to penalties up to 5% of the amount received in the private placement, a maximum of approximately $145,000.

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

The following is a summary of the rights, preferences, and terms of the Series B:

Dividends

The holders of Series B are entitled to receive cash dividends, on an as-if-converted-to-common-stock basis, equal to and in the same form and manner as dividends actually paid on shares of common stock, when and if such dividends are paid. As of December 31, 2025, there were no unpaid Series B dividends.

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

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to an amendment to the Certificate of Designation approved by the Series B holders in February 2026, the Company’s board of directors, at its sole discretion, can elect to convert the Series B into common stock (a Mandatory Conversion). If not converted by 24 months after the issuance date, upon request by a holder of Series B, the Company will pay in cash the fair value, as defined, of the common stock into which the Series B would otherwise be converted.

Beneficial Ownership Limitation

A holder of Series B is prohibited from converting shares of Series B into shares of common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion. The beneficial ownership limitation does not apply in the case of a Mandatory Conversion.

Redemption

Shares of Series B are generally not redeemable. However, in the event the Series B is not converted within 24 months after the initial issuance of the Series B, each holder of Series B may elect, at the holder’s option, to have the shares of Series B be redeemed by the Company at an amount equal to the last reported closing trading price of the common stock at such time on an as-converted to common stock basis, as further described in the Certificate of Designation relating to the Series B.

The Company recognized accretion of $1.8 million to reflect the estimated fair value at redemption as of December 31, 2024. This accretion was reversed during the year ended December 31, 2025 as a result of the decrease in the common stock price, and as of December 31, 2025 the Series B was recorded at its initial fair value of approximately $2.6 million.

Protective Provisions

Approval of holders of a majority of the Series B is required for certain significant corporate actions.

February 2023 Registered Direct Offering

In February 2023, the Company completed a registered direct offering, which resulted in the issuance and sale of 14,320,000 shares of its common stock and warrants to purchase up to 14,320,000 shares of common stock at a combined offering price of $2.095 per share and accompanying warrant, and received net proceeds of $27.6 million after deducting placement agent fees and offering expenses. The warrants are equity-classified, have an exercise price of $1.97 per share of common stock, are exercisable immediately following their issuance, and will expire five years from the date of issuance. In the event the Company’s board of directors approves a fundamental transaction (defined as a merger, sale of substantially all assets, tender offer or share exchange), warrant holders may elect to exercise their warrants and receive cash consideration equal to a Black-Scholes option value, as defined in the warrant agreement, in lieu of other consideration received by the common shareholders. During the year ended December 31, 2023, warrants were exercised in exchange for 1,020,000 shares of common stock resulting in proceeds of $2.0 million. Warrants to purchase up to 13,300,000 shares of common stock remain unexercised as of December 31, 2025.

Warrants

The following table summarizes the Company’s outstanding warrants:

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	Number of shares	Exercise Price	Expiration Date
Warrants issued in connection with Amendment to Royalty Agreement	293,686	$13.62	6/6/2027
	256,975	$13.62	7/18/2027
Warrants issued pursuant to February 2023 Registered Direct Offering	13,300,000	$1.97	2/17/2028
Pre-funded warrants issued pursuant to December 2024 Private placement	23,041,040	$0.001	No expiration

As of December 31, 2025, all of the warrants are equity-classified.

Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of December 31, 2025 was 943,133.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of December 31, 2025, there were 2,498,979 shares available for future issuance under the 2019 Plan, including 3,018,496 shares added pursuant to this provision effective January 1, 2025. Pursuant to this provision, the Company added an additional 3,018,496 shares to the total shares available for issuance under the 2019 Plan effective January 1, 2026. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of December 31, 2025, there were 2,589,729 shares available for issuance under the ESPP, including

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

754,624 shares added pursuant to this provision effective January 1, 2025. Pursuant to this provision, the Company added an additional 754,624 shares to the total shares available for issuance under the ESPP effective January 1, 2026.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of December 31, 2025, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$18	$690
General and administrative	392	1,855
	$410	$2,545

The following table summarizes the activity related to stock option grants for the year ended December 31, 2025:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2025	4,384,108	$6.01	4.0
Granted	8,488,000	0.02
Forfeited	(1,902,374)	6.60
Outstanding at December 31, 2025	10,969,734	$1.27	8.2
Vested and exercisable at December 31, 2025	3,578,651	$3.77	6.0
Vested and expected to vest at December 31, 2025	10,969,734	$1.27	8.2

The Company's stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of December 31, 2025, the unrecognized compensation cost was $0.4 million and will be recognized over an estimated weighted-average remaining amortization period of 1.9 years. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2025 were zero. Options granted during the year

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2025 had weighted-average grant-date fair values of $0.02 per share. There were no options granted during the year ended December 31, 2024.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the year ended December 31, 2025 was determined using the methods and assumptions discussed below.

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

Year ended December 31,
2025
Expected term (in years)	6.2
Expected stock price volatility	112.3%
Risk-free interest rate	3.93%
Expected dividend yield	0%

13. Income Taxes

The Company’s income (loss) before income taxes for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year ended December 31,
	2025	2024
Domestic	$149,049	$(25,306)
Foreign	—	6,349
	$149,049	$(18,957)

The Company’s tax provision (benefit) for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred:
Federal	—	(90)
State	—	(113)
Foreign	—	—
	—	(203)
Total income tax benefit	$—	$(203)

The table below provides the updated requirements of ASU 2023-09 for 2025.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Year ended December 31, 2025
Rate reconciliation:
Provision for incomes taxes at U.S. Federal Statutory rate	$31,300	21.0%
Effect of changes in tax laws or rates enacted in the current period	—	—
Federal:
Tax Credits:
Research and development credits	8,998	6.0
Change in valuation allowance	(21,980)	(14.7)
Non-taxable or non-deductible items:
Share-based compensation	148	0.1
Gain on debt extinguishment	(31,720)	(21.3)
Other Non-deductible items	(38)	—
Adjustment to prior period provision	198	0.1
Other:
Net Operating Losses	13,143	8.8
State and local incomes taxes, net of federal benefit (1)	(49)	—
Total provision	$—	—%
(1)
State taxes in Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

The Company did not pay any federal or state income taxes in 2025.

As previously disclosed for the years ended December 31, 2024, prior to the adoption of ASU 2023-09, the reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2024
Rate reconciliation:
Federal tax benefit at statutory rate	21.0%
State tax, net of federal benefit	4.4
Net operating loss carryforwards	(2.7)
Change in tax rate	(0.5)
Sale of royalty interest	—
Difference in foreign rate	(3.6)
Research and development	(6.8)
Change in valuation allowance	(15.3)
Share-based compensation	(2.6)
Investment in Galera Australia	9.9
IPR&D	(3.4)
Other	0.7
Total provision	1.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$33,630	$52,962
Share-based compensation	4,576	4,628
Research and development credits	—	8,998
Capitalized research and development expenses	5,199	7,773
Capital loss carryforward	1,554	1,554
Accrued expenses and other	82	37
Gross deferred tax assets	45,041	75,952
Valuation allowance	(44,900)	(75,754)
Net deferred tax asset	141	198
Deferred tax liabilities
Accrued expenses and other	(141)	(198)
Net deferred tax liabilities	$—	$—

In assessing the need for a valuation allowance, the Company may utilize indefinite-lived deferred tax liabilities from an intangible asset as a future source of income. As of December 2024, the Company wrote off the remaining IPR&D intangible asset and, as such, the Company is now in a full valuation allowance position.

For tax years beginning after December 31, 2024, the 2025 tax legislation signed into law in July 2025 amends Internal Revenue Code Section 174 (IRC 174) by making permanent the option of expensing domestic research and development expenditures. For tax years 2025 and forward, taxpayers have the option to deduct all remaining unamortized research and development expenditures capitalized after December 31, 2021 and before December 31, 2024 either (i) on their 2025 tax return, (ii) ratably over the 2025 and 2026 tax years, or (iii) continue amortizing the costs over the remainder of the applicable five-year period. The Company will continue to expense the $31.2 million of unamortized research and development expenditures over the applicable five year period on its tax return, expensing $10.3 million for the period ending December 31, 2025.

The valuation allowance decreased by $30.9 million for the year ended December 31, 2025 and increased by $2.9 million for the year ended December 31, 2024.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes carryforwards of federal, state and foreign NOLs as of December 31, 2025 and 2024, respectively (in thousands):

	December 31,
	2025	2024
Combined NOL Carryforwards:
Federal	$157,773	$209,474
State	12,642	231,939
Foreign	—	—

As of December 31, 2025, the Company had federal and state NOLs of $157.8 million and $12.6 million, respectively, which will begin expiring in 2044. In connection with the Section 382 study performed in 2025, the federal research and the development tax credit carryforwards have been written off.

The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change tax credits as well as its NOLs to offset future taxable income. During 2025, the Company conducted a Section 382 study and determined that approximately $441.4 million in NOLs and $9.0 million in research and development tax credits were limited by Section 382 as of December 31, 2024. As a result of the Section 382 analysis, approximately $62.6 million of pre-2018 federal NOLs and $230.2 million of state NOLs will expire unused due to the annual Section 382 limitation and were written off. In addition, $9.0 million of research and development tax credits are scheduled to expire unused due to the annual Section 382 limitation and were also written off. As the Company had previously recorded a full valuation allowance on all deferred tax assets, these write-offs resulted in no impact to the net deferred tax position or net income during the year ended December 31, 2025.

The Company will recognize interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2025, the Company had no accrued interest and penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations. Due to NOL and tax credit carryforwards that remain unutilized, income tax returns from 2022 through 2024 remain subject to examination by the taxing jurisdictions. The NOLs remain subject to review until utilized.

14. Related Party Transactions

IntellectMap Advisory Services

IntellectMap provides IT-advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during each of the years ended December 31, 2025 and 2024 were $0.2 million.

Nova Acquisition

In connection with the acquisition of Nova, Dr. Chang and Mr. Friedman, now members of the Company's Board, received 1,841.92 and 8,326.269 shares of the Company's Series B, respectively, in exchange for shares of common stock of Nova held immediately prior to the closing of such acquisition. When the Company's board of directors elects the conversion of Series B into shares of common stock, and such conversion is effected by the Company, these shares of Series B will be convertible into 1,841,920 and 8,326,269 shares of common stock, respectively. In addition to her shares of Series B, Dr. Chang also purchased, and was issued, 7,644,932 shares of common stock upon the closing of the December 2024 private placement.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Mr. Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Mr. Friedman will be paid $10,000 per month for the duration of the Contractor Agreement. The Contractor Agreement has a one-year term, with automatic renewals for successive one-year terms unless earlier terminated. The Contractor Agreement can be terminated by either party upon 30 days’ prior notice. Fees incurred by the Company with respect to Mr. Friedman during the year ended December 31, 2025 were $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

GALERA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Waiver of Certain Provisions of the Nova Merger Agreement

On March 17, 2026, Nova Pharmaceuticals Operating, LLC, a Delaware limited liability company formerly known as Grape Merger Sub II (Surviving Company), executed the Waiver with respect to that certain Agreement and Plan of Merger, dated December 30, 2024, by and among Galera, Grape Merger Sub I, Inc., the Surviving Company, and Nova Pharmaceuticals, Inc. (Merger Agreement). Pursuant to the Waiver, the Surviving Company waived Galera’s obligations under the Merger Agreement to hold a meeting of stockholders to vote on (i) the approval of the conversion of Galera’s Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share, into shares of Galera’s common stock, par value $0.001 per share; (ii) the approval of an amendment to Galera’s certificate of incorporation to effect a reverse stock split and/or increase the number of authorized shares of common stock to such amount as determined by Galera’s Board of Directors following the closing; and (iii) the approval of one or more adjournments of such stockholders’ meeting to solicit additional proxies if there are not sufficient votes cast in favor of the foregoing matters. The Waiver was approved by the Board of Directors of each of Galera and the Surviving Company.

The foregoing summary of the Waiver is not complete and is qualified in its entirety by reference to the full text of the Waiver, a copy of which is filed as Exhibit 2.1.1 to this Annual Report on Form 10-K and incorporated by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
J. Mel Sorensen, M.D.	69	President, Chief Executive Officer and Chairman of the Board
Joel Sussman	77	Chief Accounting Officer, Treasurer and Secretary
Non-Employee Directors
Lawrence Alleva(1)(2)(3)	76	Director
Kevin Lokay(1)(2)(3)	69	Director
Michael Friedman	48	Director
Nancy T. Chang, PhD	76	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Mel Sorensen, M.D. has served as Director, Chief Executive Officer and President of Galera since 2012, and as Chairman of the Board starting in January 2025. Dr. Sorensen serves on the boards of directors of several private companies including Esanik Therapeutics, Inc., Medsyn Biopharma, LLC and PlanetVerify Ltd. Dr. Sorensen holds an M.B., B.Ch. and B.A.O. from University College, Dublin. Dr. Sorensen’s postgraduate education and work has been in the United States, including an internal medicine residency in St. Louis and a medical oncology fellowship at the Mayo Clinic, seven years at the National Cancer Institute as Senior Investigator in the Cancer Therapy Evaluation Program and four years each with Bayer and GlaxoSmithKline. Dr. Sorensen served as Director, Chief Executive Officer and President of Ascenta Therapeutics from 2004 until he joined Galera. We believe Dr. Sorensen’s experience in the industry, his role as our Chief Executive Officer and President and his knowledge of the Company enable him to make valuable contributions to our board of directors.

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

Non-Employee Directors

Lawrence Alleva has served as a member of our board of directors since June 2019 and also serves as Chair of our Audit Committee. He is a former partner with PricewaterhouseCoopers LLP (PwC), where he worked for 39 years from 1971 until his retirement in June 2010, including 28 years’ service as a partner. Mr. Alleva worked with numerous pharmaceutical and biotechnology companies as clients and, additionally, served PwC in a variety of office, regional and national practice leadership roles, most recently as the U.S. Ethics and Compliance Leader for the firm’s Assurance Practice from 2006 until 2010. Mr. Alleva currently serves on the boards of directors of Bright Horizons Family Solutions, Inc., and Adaptimmune Therapeutics PLC and chairs the audit committee for those companies. He currently serves as the Chair of Adaptimmune’s board. He previously served on the boards of directors and as chair of the audit committees of TESARO, Inc. from March 2012 to the time of its sale to GSK in

January 2019, Mersana Therapeutics, Inc. from 2018 through its acquisition in early 2026, Mirna Therapeutics, Inc. from June 2015 until its merger with another company in September 2017 and of GlobalLogic, Inc. from June 2011 through the sale of the company in June 2014. Mr. Alleva is a Certified Public Accountant (inactive). He received a B.S. degree in Accounting from Ithaca College and attended Columbia University’s Executive M.B.A. non-degree program. We believe Mr. Alleva is qualified to serve on our board of directors due to his finance background and industry experience, including his service on the boards of directors of other public biotechnology companies.

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

Michael Friedman was appointed to the Board on December 30, 2024. He is a principal and executive in residence at Emerald Bioventures, a life science incubator and venture capital firm. At Emerald Bioventures, Mr. Friedman handles company formation, corporate finance and operations within the portfolio. Mr. Friedman has over 20 years of investment banking experience, specializing in healthcare mergers and acquisitions, leveraged finance and capital markets at firms such as Bank of America Corporation, Merrill Lynch, Jefferies and Ladenburg. Mr. Friedman has worked on venture rounds, private investment in public equity transactions, licensing transactions, sell-side and buy-side mergers and acquisitions, initial public offerings, debt financings, asset sales and divestitures. Mr. Friedman has an M.B.A from the University of Chicago and a B.B.A from the University of Wisconsin. Mr. Friedman previously served on the board of Akari Therapeutics Plc (formerly knows as Peak Bio). We believe that Mr. Friedman is qualified to serve on our board of directors due to his extensive experience in the finance industry.

Nancy T. Chang, PhD, was appointed to the Board on December 30, 2024. She completed her undergraduate studies at Taiwan National Tsing Hua University and attended the Ph. D. program at the Division of Medical Sciences at Harvard Medical School. Dr. Chang joined the founding team at Centocor, where she served as director of research and worked on the development of monoclonal antibody as therapeutics and to the HIV field including the development of the first HIV diagnosis assay. In 1986, Dr. Chang joined the Baylor College of Medicine, where she served as Associate Professor of Virology until 1991. During this tenure, Dr. Chang co-founded Tanox, a company that focused on the treatment of immunological diseases including allergy, asthma, and inflammation by using antibodies as a therapeutic agent. From 1995 to 2000, Dr. Chang also served on the Texas Higher Education Coordinate Board under Governor George W. Bush. After 2007, Dr. Chang led OrbiMed’s Asia fund as the chairman, founder and senior managing director. She served on the board of directors for various institutes including the Federal Reserve Bank in Houston, BioHouston, Biotechnology Innovation Organization (Bio), Charles River Laboratories, and several biotech companies. Currently, Dr. Chang serves on the board of directors of Ansun Biopharma, where she is Chairperson, Immix Biopharma and W&T Offshore, is an advisor to ViRx at Stanford and to Baylor College of Medicine, and is president of Apex Enterprise Inc. and the Tang Family Foundation. We believe that Dr. Chang is qualified to serve on our board of directors due to her extensive experience in the biopharmaceutical industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities (“Reporting Persons”), to file with the SEC reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such reports received or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended December 31, 2025, all Reporting Persons complied with all applicable requirements.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of our named executive officers. Because we qualify as a “smaller reporting company” under the SEC rules, we have elected to prepare this annual report and other periodic reports as a “smaller reporting company” consistent with rules of the SEC. Under the scaled disclosure obligations applicable to smaller reporting companies, we are not required to provide, among other things, a Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation.

In 2025, our “named executive officers” and their positions were as follows:

•
J. Mel Sorensen, M.D., President and Chief Executive Officer; and
•
Joel Sussman, Chief Accounting Officer, Treasurer and Secretary

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024.

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)
J. Mel Sorensen, M.D.,	2025	619,479	—	114,342	—	14,000	747,821
President and Chief Executive Officer	2024	619,479	—	—	—	13,800	633,279
Joel Sussman	2025	336,000	20,000	38,114	—	14,000	408,114
Chief Accounting Officer, Treasurer and Secretary	2024	336,000	—	—	—	13,440	349,440

(1) The amount reflected for Mr. Sussman in 2025 represents a discretionary bonus paid to him in May 2025.

(2) Represents the grant date fair value of stock options computed in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718, rather than the amounts paid to or realized by the named executive officer. We provide information regarding the assumptions used to calculate the value of the option awards in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3) Represents company matching contributions under our 401(k) plan.

Narrative Disclosure to Summary Compensation Table

2025 Salaries and Bonus Compensation

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

During 2025, there were no increases in the base salaries of the named executive officers.

In prior years, we maintained a discretionary bonus plan that was designed to motivate and reward our executives, including our named executive officers, for achievements relative to our goals and expectations for each fiscal year. In light of the Company’s financial situation, the Company did not establish a 2025 or 2024 bonus plan, but Mr. Sussman was awarded a $20,000 discretionary bonus in May 2025.

Equity Compensation

We award stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. We typically grant stock options to new hires upon their commencing employment with us. Additionally, we may grant stock options at such times as our Board of Directors determines appropriate. In 2025, we granted stock options to Dr. Sorensen and Mr. Sussman with respect to 6,000,000 shares and 2,000,000 shares, respectively, which vest in 48 quarterly installments over four years, subject to their continued employment through each applicable vesting date.

Refer to the “Outstanding Equity Awards at 2025 Fiscal Year End” table below for information regarding the stock options held by our named executive officers as of December 31, 2025.

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

Equity Grant Practices

While the Company does not have a formal grant policy, we have not timed the release of material non-public information (“MNPI”) based on equity grant dates. In 2025, we did not grant stock options to our named executive officers during any period beginning four business days before the filing or furnishing of a periodic report or current report disclosing MNPI and ending one business day after the filing or furnishing of such report with the SEC.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
	Vesting	Unexercised	Unexercised	Exercise	Option
	Commencement	Options (#)	Options (#)	Price	Expiration
Name	Date	Exercisable	Unexercisable (1)	($)	Date
J. Mel Sorensen, M.D.	2/1/2016	338,437	—	2.43	3/2/2026
	1/18/2017	88,710	—	2.68	1/18/2027
	1/10/2019	355,972	—	7.08	1/10/2029
	1/31/2020	186,087	—	14.84	1/30/2030
	1/26/2021	190,000	—	11.99	1/25/2031
	2/28/2022	253,383	11,017	2.24	2/27/2032
	2/25/2023	311,666	128,334	1.78	2/24/2033
	5/1/2025	875,000	5,125,000	0.02	4/30/2035
Joel Sussman	2/1/2016	32,238	—	2.43	3/2/2026
	1/18/2017	21,429	—	2.68	1/18/2027
	1/10/2019	5,932	—	7.08	1/10/2029
	4/1/2019	35,155	—	9.26	3/29/2029
	1/31/2020	49,623	—	14.84	1/30/2030
	1/26/2021	50,000		11.99	1/25/2031
	2/28/2022	57,500	2,500	2.24	2/27/2032
	2/25/2023	46,041	18,959	1.78	2/24/2033
	5/1/2025	291,666	1,708,334	0.02	4/30/2035

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

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for indefinite terms and entitle the named executive officers to the annual base salaries and annual target bonus opportunities, the amount of which for 2025 are described above under the headings “2025 Salaries and Bonus Compensation”.

Following the termination of a named executive officer’s employment for any reason, such named executive officer will be entitled to receive any earned but unpaid bonus for the year prior to the year in which the termination occurs. In addition, if we terminate a named executive officer without “good cause” or he resigns for “good reason” (each as defined below), subject to the executive's timely executing a release of claims and his continued compliance with certain covenants, the executive is entitled to receive (i) base salary continuation for a period of 12 months; and (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date.

If we terminate a named executive officer without “good cause” or the executive resigns for “good reason,” in either case, on or within 12 months following a change in control, then, in lieu of the severance payments and benefits described above, subject to the executive's timely executing a release of claims and the executive's continued compliance with certain covenants, the executive is entitled to receive (i) a cash amount equal to one times (or 1.5 times for Dr. Sorensen) the sum of the executive's annual base salary and target annual bonus for the year of termination, payable over the 12 months (or 18 months for Dr. Sorensen) following the executive's termination date; (ii) direct payment of, or reimbursement for, continued health coverage pursuant to COBRA for up to 12 months (or 18 months for Dr. Sorensen) in the same percentage contributed by the Company towards the executive’s health plan coverage as in effect immediately prior to the termination date; and (iii) accelerated vesting of all unvested equity or equity-based awards held by the executive that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

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

For purposes of the employment agreements, “good reason” generally means, subject to certain notice and cure rights, (i) the Company’s failure to comply with the material terms of the employment agreement; (ii) with respect to Dr. Sorensen’s employment agreement only, any requirement by the Company that the executive perform any act which is illegal; (iii) any material reduction in annual base salary, except in connection with across-the-board salary reductions based on the Company’s financial condition or performance similarly affecting all or substantially all senior management employees; or (iv) any material reduction in the executive’s responsibilities, positions, duties or authority which is not consented to by the named executive officer (and, with respect to Dr. Sorensen’s employment agreement only, which occurs within 12 months after a change in control).

Narrative Disclosure to 2025 Non-Employee Director Compensation Table

We maintain a compensation program for our non-employee directors under which each non-employee director was eligible to receive the following amounts for their services on our Board of Directors during 2025:

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

2025 Director Compensation

The following table sets forth the compensation earned by our non-employee directors for their service on our Board during 2025. Dr. Sorensen also serves on our Board but is not separately compensated for such service. Please see the “2025 Summary Compensation Table” for the compensation received by Dr. Sorensen with respect to 2025.

	Fees Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)
Lawrence Alleva	$63,000	$1,649	$64,649
Nancy Chang, Ph.D.	35,000	3,335	38,335
Michael Friedman	35,000	3,335	38,335
Kevin Lokay	56,500	1,649	58,149
(1)
Represents the annual retainer earned under our director compensation program for service on our Board during 2025.
(2)
Represents the grant date fair value of stock options computed in accordance with Accounting Standards
Codification Topic 718, Compensation—Stock Compensation, or ASC 718, rather than the amounts paid to or realized by the non-employee director. We provide information regarding the assumptions used to calculate the value of the option awards in Note 12 to our consolidated financial statements included in this Annual
Report on Form 10-K. As of December 31, 2025, the aggregate number of options (exercisable and unexercisable) held by each non-employee director were as follows: Mr. Alleva: 181,812; Dr. Chang: 96,000; Mr. Friedman: 96,000; and Mr. Lokay: 150,552. None of our non-employee directors held stock awards with respect to shares of Company common stock as of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	10,969,734(3)	$1.27(4)	5,088,708(5)
Equity compensation plans not approved by security holders (2)	—	—	1,500,000
Total	10,969,734	$1.27	6,588,708

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
(3)
Consists of 943,133 outstanding options to purchase stock under the Prior Plan and 10,026,601 outstanding options to purchase stock under the 2019 Plan.
(4)
As of December 31, 2025, the weighted-average exercise price of outstanding options under the Prior Plan was $4.81 and the weighted-average exercise price of outstanding options under the 2019 Plan was $0.94.
(5)
Includes 2,498,979 shares available for future issuance under the 2019 Plan and 2,589,729 shares available for issuance under the 2019 ESPP. As of November 6, 2019, in connection with our initial public offering, no further grants may be made under the Prior Plan. The 2019 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our Board of Directors. The 2019 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our Board of Directors, provided that no more than 3,288,886 shares of our common stock may be issued under the 2019 ESPP. As of the date of this Annual Report on Form 10-K, we have not commenced offering periods under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 15, 2026, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 75,462,390 shares of common stock outstanding as of March 15, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 15, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned
5% or Greater Stockholders
Yair Schneid (1)(2)	10,823,610	14.3
Rochel Soffer (1)(2)	5,928,137	7.9
GSA Capital Partners LLP (3)	3,892,561	5.2
Affiliates of Ikarian Capital, LLC (4)	30,579,731	9.9
Named Executive Officers and Directors
J. Mel Sorensen, M.D. (5)	3,128,531	4.0
Joel Sussman (6)	773,597	1.0
Nancy Chang, Ph.D. (7)	7,687,598	10.2
Lawrence Alleva (8)	192,182	*—
Michael Friedman (9)	42,666	*—
Kevin Lokay (10)	150,552	*—
All executive officers and directors as a group (6 persons) (11)	11,975,126	15.0

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
(5)
Consists of 195,029 shares of our common stock and 2,933,502 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.
(6)
Consists of 773,597 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.

(7)
Consists of 7,644,932 shares of our common stock and 42,666 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.
(8)
Consists of 10,370 shares of our common stock and 181,812 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.
(9)
Consists of 42,666 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.
(10)
Consists of 150,552 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.
(11)
Consists of 7,850,331 shares of our common stock and 4,124,795 shares of our common stock underlying stock options exercisable within 60 days of March 15, 2026.

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

Nova Acquisition

Mr. Friedman and Dr. Chang were each appointed to our board of directors pursuant to the terms of an Agreement and Plan of Merger, dated December 30, 2024, by and between Galera and Nova, pursuant to which Galera acquired Nova’s Houston Methodist license and assumed certain liabilities associated with the acquired assets. Mr. Friedman and Dr. Chang received 8,326.269 and 1,841.92 shares of our Series B Non-Voting Convertible Preferred Stock, respectively, which are convertible into 8,326,269 and 1,841,920 shares of our common stock, respectively. The other independent members of our board of directors have unanimously determined that ownership of our Series B Non-Voting Convertible Preferred Stock does not compromise the independent judgment of Dr. Chang.

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

Royalty Agreement with Clarus

Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Key Agreements.”

Consulting Services from IntellectMap Corporation

Since February 2018, IntellectMap Corporation has provided advisory services to the Company on cybersecurity issues. The chief executive officer of IntellectMap is the brother of J. Mel Sorensen, M.D., our Chief Executive Officer and a member of our Board of Directors. We paid $0.2 million in fees to IntellectMap during each of the fiscal years ended December 31, 2025 and 2024.

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

Director Independence

Lawrence Alleva, Kevin Lokay and Dr. Chang each qualify as “independent” in accordance with the listing requirements of Nasdaq. While the Company’s stock is no longer listed with the Nasdaq Stock Market, the

Board continues to refer to Nasdaq listing guidelines to inform its independence analysis. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185. The following table summarizes the fees of KPMG LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2025	2024
Audit Fees	$485,000	$613,068
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$485,000	$613,068

Audit Fees

Audit fees for the fiscal years ended December 31, 2025 and 2024 include fees for professional services rendered for the audit and quarterly review of our financial statements filed with the SEC on Form 10-K and 10-Q, and services provided in connection with SEC filings, including consents and comfort letters.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 30, 2024 by and among Galera, Grape Merger Sub I, Inc., Grape Merger Sub II, LLC and Nova	8-K	2.1	12/31/2024
2.1.1*	Waiver of Certain Provisions of Agreement and Plan of Merger
3.1	Restated Certificate of Incorporation of Galera Therapeutics, Inc.	8-K	3.1	11/12/2019
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock	8-A	3.1	05/3/2024
3.3	Certificate of Designation of Series B Non-Voting Preferred Stock	8-K	3.1	12/31/2024
3.3.1	Certificate of Amendment to Certificate of Designation of Series B Non-Voting Preferred Stock	8-K	3.1	02/18/2026
3.4	Amended and Restated Bylaws of Galera Therapeutics, Inc.	10-K	3.2	03/28/2024
4.1	Form of Certificate of Common Stock	S-1/A	4.1	10/28/2019
4.2*	Description of Securities
4.3	Form of Warrant to Purchase Stock, dated May 11, 2020, issued by Galera Therapeutics, Inc. to Clarus IV Galera Royalty AIV, L.P., together with a schedule of warrant holders	10-Q	4.1	08/10/2020
4.4	Form of Warrant to Purchase Common Stock, dated February 17, 2023, issued by Galera Therapeutics, Inc.	8-K	4.1	02/16/2023
4.5	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	12/31/2024
4.6	Amendment to Pre-Funded Common Stock Purchase Warrant	10-Q	10.3	05/15/2025
10.1#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and J. Mel Sorensen, M.D.	S-1/A	10.2	10/28/2019
10.2#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	S-1/A	10.3	10/28/2019
10.2.1#	Letter re: Separation Agreement, dated June 4, 2024, by and between Galera Therapeutics, Inc. and Robert A. Beardsley, Ph.D.	10-Q	10.1	08/14/2024
10.3#	Employment Agreement, dated October 25, 2019 by and between Galera Therapeutics, Inc. and Christopher Degnan	S-1/A	10.4	10/28/2019
10.3.1#	Letter re: Separation Agreement, dated August 28, 2024, by and between Galera Therapeutics, Inc. and Christopher Degnan	10-Q	10.1	12/13/2024
10.4#	Employment Agreement, dated October 25, 2019, by and between Galera Therapeutics, Inc. and Jon T. Holmlund, M.D.	S-1/A	10.5	10/28/2019
10.5#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Jennifer Evans Stacey	10-Q	10.2	11/10/2021
10.6#	Employment Agreement, dated October 7, 2021, by and between Galera Therapeutics, Inc. and Mark Bachleda and amendments to Employment Agreement, dated January 31, 2022 and September 19, 2022, by and between Galera Therapeutics, Inc. and Mark Bachleda	10-Q	10.1	11/09/2022
10.7#	Employment Agreement, dated July 25, 2022, by and between Galera Therapeutics, Inc. and Eugene Kennedy, M.D.	10-Q	10.2	11/09/2022
10.8#	Form of Indemnification Agreement between Galera Therapeutics, Inc. and its directors and officers	S-1/A	10.8	10/28/2019
10.9.1#	Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	10.8	10/28/2019
10.9.2#	Form of Stock Option Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	10.10	10/28/2019

10.9.3#	Form of Restricted Stock Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	10.11	10/28/2019
10.9.4#	Form of Restricted Stock Unit Award Agreement under the Galera Therapeutics, Inc. 2019 Incentive Award Plan	S-1/A	10.12	10/28/2019
10.10#	Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan	S-1/A	10.14	10/28/2019
10.11#	Galera Therapeutics, Inc. Equity Incentive Plan, as amended	S-1	10.8	10/11/2019
10.12#	Galera Therapeutics, Inc. Non-Employee Director Compensation Program, effective as of February 11, 2021 and as amended on May 5, 2022 and April 28, 2023	10-Q	10.1	05/11/2023
10.13.1†	Amended and Restated Purchase and Sale Agreement, dated as of November 14, 2018, by and among Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P., Clarus IV-A, L.P., Clarus IV-B, L.P., Clarus IV-C, L.P., and Clarus IV-D, L.P.	S-1	10.1	10/11/2019
10.13.2†	Amendment No. 1 Amended and Restated Purchase and Sale Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	10.1	08/10/2020
10.13.3	Second Amendment to Amended and Restated Purchase and Sale Agreement, dated August 27, 2025, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	10.3	11/13/2025
10.13.4	Notice of Assignment to Blackstone, dated as of October 20, 2025	8-K	10.1	10/27/2025
10.14†	Warrant Purchase Agreement, dated May 11, 2020, by and between Galera Therapeutics, Inc. and Clarus IV Galera Royalty AIV, L.P.	10-Q	10.2	08/10/2020
10.15†	Master Manufacturing Services Agreement between Patheon Manufacturing Services LLC and Galera Therapeutics, Inc., dated August 13, 2021	8-K	10.0	08/18/2021
10.16	Placement Agency Agreement dated February 15, 2023, by and between Galera Therapeutics, Inc. and Piper Sandler & Co.	8-K	10.1	02/16/2023
10.17	Securities Purchase Agreement dated February 15, 2023 by and among Galera Therapeutics, Inc. and the purchasers named therein	8-K	10.2	02/16/2023
10.18	Securities Purchase Agreement, dated as of December 30, 2024, by and among Galera and each purchaser identified on Annex A thereto	8-K	10.1	12/31/2024
10.19	Form of Registration Rights Agreement	8-K	10.2	12/31/2024
10.19.1	Form of First Amendment to Registration Rights Agreement	8-K	10.1	04/02/2025
10.19.2	Form of Second Amendment to Registration Rights Agreement	10-Q	10.1	08/13/2025
10.20#	Employment Agreement, dated April 1, 2019, by and between Galera Therapeutics, Inc. and Joel Sussman	10-K	10.20	03/31/2025
10.21#	Consulting Agreement, dated January 1, 2025, by and between Galera Therapeutics, Inc. and Michael Friedman.	10-K	10.21	03/31/2025
10.22	Asset Purchase and Sale Agreement, dated as of October 15, 2025, by and among the Company, Galera Labs, LLC, and Biossil Inc.	10-Q	10.1	11/13/2025
10.22.1	Amendment and Mutual Release, dated as of October 15, 2025, by and between the Company and Biossil Inc.	10-Q	10.2	11/13/2025
10.22.2*	Second Amendment to Asset Purchase and Sale Agreement, dated as of October 27, 2025, by and between the Company and Biossil Inc.
19.1	Galera Therapeutics, Inc. Policy on Insider Trading	10-K	19.1	03/31/2025
21.1*	Subsidiaries of Galera Therapeutics, Inc.
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Galera Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023	10-K	97.1	03/28/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galera Therapeutics, Inc.

Date: March 19, 2026	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: March 19, 2026	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Mel Sorensen, M.D.	Chief Executive Officer, President and Chairman of the Board of Directors	March 19, 2026
J. Mel Sorensen, M.D.	(principal executive officer)

/s/ Joel Sussman	Chief Accounting Officer	March 19, 2026
Joel Sussman	(principal financial and accounting officer)

/s/ Lawrence Alleva	Director	March 19, 2026
Lawrence Alleva

/s/ Kevin Lokay	Director	March 19, 2026
Kevin Lokay

/s/ Michael Friedman	Director	March 19, 2026
Michael Friedman

/s/ Nancy T. Chang	Director	March 19, 2026
Nancy T. Chang