Form 10-Q
period 2026-03-31
Galera Therapeutics, Inc.
filed 2026-05-14
CIK 1563577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the registrant had 160,429,783 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding our forthcoming merger with Obsidian Therapeutics, Inc. and concurrent Private Investment in Public Equity financing; the impact of our discontinuation of the development of all but one of our product candidates; the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations; and the plans and objectives of management for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled "Summary Risk Factors," “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$5,500	$6,375
Prepaid expenses and other current assets	563	720
Total current assets	6,063	7,095
Other assets	101	101
Total assets	$6,164	$7,196
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$699	$265
Accrued expenses	442	380
Total liabilities	1,141	645
Commitments and contingencies (Note 9)
Series B redeemable convertible preferred stock, $0.001 par value: 10,000,000 shares authorized; 119,318 shares issued and outstanding at March 31, 2026 and December 31, 2025	4,295	2,577
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 75,462,390 shares issued and outstanding at March 31, 2026 and December 31, 2025	75	75
Additional paid-in capital	309,573	311,213
Accumulated deficit	(308,920)	(307,314)
Total stockholders’ equity	728	3,974
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$6,164	$7,196

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(unaudited)

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$15	$93
General and administrative	1,640	1,870
Loss from operations	(1,655)	(1,963)
Other income:
Interest income	49	77
Change in fair value of warrant liability	—	294
Net loss	$(1,606)	$(1,592)
Net loss attributable to common stockholders, basic and diluted	$(726)	$(720)
Weighted-average shares of common stock outstanding, basic and diluted	98,503,430	98,503,430
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)
Net loss attributable to Series B redeemable convertible preferred stockholders, basic and diluted	$(880)	$(872)
Weighted-average shares of Series B redeemable convertible preferred stock outstanding, basic and diluted	119,318	119,318
Net loss per share of Series B redeemable convertible preferred stock, basic and diluted	$(7.37)	$(7.31)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE AMOUNTS)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance at January 1, 2026	119,318	$2,577	75,462,390	$75	$311,213	$(307,314)	$3,974
Share-based compensation expense	—	—	—	—	78	—	78
Accretion of redeemable convertible preferred stock to redemption value	—	1,718	—	—	(1,718)	—	(1,718)
Net loss	—	—	—	—	—	(1,606)	(1,606)
Balance at March 31, 2026	119,318	4,295	75,462,390	75	309,573	(308,920)	728

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance at January 1, 2025	119,318	$4,372	75,462,390	$75	$308,247	$(456,363)	$(148,041)
Share-based compensation expense	—	—	—	—	137	—	137
Amortization of redeemable convertible preferred stock to redemption value	—	(1,508)	—	—	1,508	—	1,508
Reclassification of pre-funded stock warrants	—	—	—	—	761	—	761
Net loss	—	—	—	—	—	(1,592)	(1,592)
Balance at March 31, 2025	119,318	2,864	75,462,390	75	310,653	(457,955)	(147,227)

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(1,606)	$(1,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	78	137
Change in fair value of warrants	—	(294)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	157	203
Other assets	—	(1)
Accounts payable	434	(531)
Accrued expenses	62	(160)
Cash used in operating activities	(875)	(2,238)
Financing activities:
Proceeds from the sale of common stock and common stock warrants in private placement, net of issuance costs	—	635
Cash provided by financing activities	—	635
Net decrease in cash and cash equivalents	(875)	(1,603)
Cash and cash equivalents at beginning of period	6,375	8,289
Cash and cash equivalents at end of period	$5,500	$6,686
Supplemental schedule of non-cash investing and financing activities:
Accretion (amortization) of redeemable convertible preferred stock to redemption value	$1,718	$(1,508)
Reclassification of warrant liability to additional paid-in capital	$—	$761

See accompanying notes to unaudited interim consolidated financial statements.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and description of business

Galera Therapeutics, Inc. (the Company, or Galera) is a biopharmaceutical company that historically was focused on developing a portfolio of small molecule dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). The Company sold its assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada, in October 2025. Galera received consideration from Biossil in the form of an upfront payment of $3.5 million and is eligible to receive further payments upon the achievement of future regulatory and commercial milestones and to receive contingent value rights of up to $105.0 million in the aggregate. In addition, Biossil assumed all rights and obligations associated with the Company’s royalty purchase obligation (Note 7), resulting in a gain on sale of assets of $3.5 million and a gain on extinguishment of debt of $151.0 million related to the extinguishment of the royalty purchase liability that was assumed by Biossil.

Galera’s clinical portfolio now is comprised of a pan-inhibitor of nitric oxide synthase (NOS) that was acquired in December 2024 through the acquisition of Nova Pharmaceuticals, Inc. (Nova). Galera’s lead program is now an investigator-sponsored Phase 1/2 trial of the pan-NOS inhibitor in combination with nab-paclitaxel and alpelisib for MpBC, which is being conducted at Methodist Hospital in Houston, Texas (Houston Methodist) with funding by a grant from the National Institutes of Health.

In April 2026 the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Obsidian Therapeutics, Inc. (Obsidian), a privately-held company based in Cambridge, Massachusetts (Note 12). Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Galera will be merged with and into a merger subsidiary of a newly formed parent company, Gazelle Parent, Inc. (Parent), with Galera surviving as a wholly owned subsidiary of Parent, and Obsidian will be merged with and into a separate merger subsidiary of Parent, with Obsidian surviving as a wholly owned subsidiary of Parent. Upon completion of the transaction, the combined company is expected to operate under the name Obsidian Therapeutics, Inc. and focus primarily on advancing Obsidian’s pipeline of engineered tumor infiltrating lymphocyte (TIL) cell therapies for the treatment of patients with solid tumors, including its lead product candidate, OBX-115, while continuing to support Galera’s pipeline. Closing of the planned merger (the Obsidian Merger) is subject to certain closing conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of both companies.

Also in April 2026, Galera entered into a securities purchase agreement with certain investors, pursuant to which Galera has agreed to sell, and such investors have agreed to purchase, shares of Galera’s Series C Non-Voting Convertible Preferred Stock, $0.001 par value, for an aggregate purchase price of approximately $350.0 million (less any proceeds received by Obsidian in connection with certain interim permitted financings), immediately prior to the closing of the Obsidian Merger (a Private Investment in Public Equity, or PIPE). The concurrent closing of the PIPE is conditioned upon the satisfaction or waiver of each of the conditions to the closing of the Obsidian Merger, other than those conditions which, by their nature, are to be satisfied at the closing of the transactions contemplated by the Merger Agreement, as well as certain other conditions.

The percentage of the combined company that pre-closing Galera security holders will own as of the closing of the Obsidian Merger is subject to adjustment based on the valuation of Galera immediately prior to the closing. Furthermore, each holder of Galera common stock of record as of the consummation of the PIPE will be entitled to (i) one contingent value right (CVR) for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Parent or its affiliates from the development, commercialization, licensing, sale or other disposition of Galera’s product candidate, tilarginine, or related intellectual property during the five years following the closing of the Obsidian Merger and (ii) one CVR for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Parent or its affiliates from the Asset Purchase and Sale Agreement with Biossil during the ten years following the closing of the Obsidian Merger.

Liquidity

The Company follows the provisions of the Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $308.9 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ever, that it can generate significant sales of its product candidate currently in development. Additionally, the Company has incurred significant expenses in connection with the planned Obsidian Merger, including expenses for the Merger Agreement and the registration statement on Form S-4. As a result of these conditions, it expects its existing cash and cash equivalents as of March 31, 2026 will not enable the Company to fund its operating expenses and capital expenditure requirements for more than one year after the date these consolidated financial statements are issued, and therefore management has concluded that substantial doubt exists about the Company's ability to continue as a going concern.

Management’s plans to mitigate this risk involve a strategic transaction through the Obsidian Merger. Management’s plans may also include the deferral of certain operating expenses unless and until additional capital is received. However, there can be no assurance that the Company will be successful in consummating the Obsidian Merger or deferring certain operating expenses. The Company's ability to continue operations is dependent on consummating the Obsidian Merger and the related financing transactions on a timely basis. If the Obsidian Merger is not completed, the Company may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution.

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

In December 2024, the Company completed a private placement with a group of investors led by Ikarian Capital, LLC (Ikarian). The Company issued 21,070,220 shares of common stock plus pre-funded warrants exercisable for 23,041,040 shares of common stock at an offering price of $0.065 per share or pre-funded warrant. The Company received net proceeds of approximately $2.9 million after deducting issuance costs of approximately $27,000, of which $0.6 million was received in January 2025. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately following their issuance and never expire.

The Company does not currently have sufficient cash to adequately fund the development of its product candidate. In order to continue research and development, the Company will need to raise additional financing to fund its operations, which could be through equity or debt financing or through strategic transactions such as the Obsidian Merger. Future capital requirements will depend on what, if any, strategic alternatives are available to the Company, which may include pursuit of a strategic transaction, a voluntary dissolution, or the continued operation of product development.

2.
Basis of presentation and significant accounting policies

The summary of significant accounting policies disclosed in the Company’s annual consolidated financial statements for the years ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026 has not materially changed, except as set forth below.

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

In the opinion of management, the accompanying interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and statements of changes in stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any future period. The interim consolidated financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026.

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

The table below summarizes the significant expense categories reviewed by the CEO for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Research and Development
Personnel	$—	$4
Stock-based compensation	—	15
Program expenses	—	26
Other unallocated expenses	15	48
Total research and development	15	93
General and Administrative
Personnel	502	314
Stock-based compensation	78	122
Professional fees	845	1,151
Other general and administrative	215	283
Total general and administrative	1,640	1,870
Other segment items	(49)	(371)
Net loss	$1,606	$1,592

Cash and cash equivalents

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents as of March 31, 2026 and December 31, 2025 consisted of bank deposits and a money market mutual fund invested in U.S. Treasury obligations. The Company maintains a portion of its cash and cash equivalents in accounts with major financial institutions, and its deposits at these institutions exceed insured limits.

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liability

The pre-funded warrants issued in conjunction with the private placement in December 2024 (See Note 1) were classified as liabilities on the balance sheet at December 31, 2024, as they contained terms for redemption of the underlying security that were outside the Company's control. The warrant liability was initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. In March 2025 the pre-funded warrants were amended, and were thereafter deemed to qualify for equity classification. The Company recognized a final change in the fair value of the liability classified warrants immediately prior to the reclassification.

Redeemable Convertible Preferred Stock

The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the redeemable convertible preferred stock outside of stockholders’ equity because, if conversion to common stock is not approved by the stockholders, the redeemable convertible preferred stock will be redeemable at the option of the holders for cash equal to the closing price of the common stock on the last trading day prior to the holder’s redemption request. The Company determined that the conversion and redemption are outside of the Company’s control. Additionally, the Company determined the conversion and redemption features did not require bifurcation as derivatives.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per share

For purposes of net loss per share, shares of the Series B redeemable convertible preferred stock (Series B) have the same characteristics as common stock and have no material preferential rights over common stock, and accordingly have been considered as a second class of common stock in the computation of basic and diluted net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series B on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	March 31,
	2026	2025
Stock options	10,599,059	3,175,859
Common stock warrants	13,850,661	13,850,661
	24,449,720	17,026,520

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, “ASC 470-Debt with Conversion and Other Options, Induced Conversions of Convertible Debt Instruments,” (ASU 2024-04) which clarifies whether or not a settlement of a convertible debt instrument is subject to the induced conversion guidance. The Company adopted this ASU on January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

3.
Sale of assets

In October 2025, the Company entered into an Asset Purchase and Sale Agreement, as amended (APA) with Biossil, Inc. (Biossil), pursuant to which Biossil acquired all of the Company’s right, title and interest in and to its assets related to avasopasem and rucosopasem and all other dismutase mimetics assets (the Transaction). The assets consisted of intellectual property rights related to dismutase mimetics and inventory of avasopasem and rucosopasem; there was no carrying value for these assets. Biossil assumed the Company’s existing agreements related to these assets.

The Company received consideration from Biossil in the form of an upfront payment in October 2025 of $3.5 million, and is eligible to receive further payments upon the achievement of future regulatory and commercial milestones of up to $75.0 million, and received contingent value rights of up to $30.0 million should Biossil enter into an out-license for topical applications. The Company accounted for the Transaction as a sale of a nonfinancial asset group in accordance with ASC 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets, and followed the principles of ASC 606, Revenue from Contracts with Customers. Future regulatory and commercial milestone payments and potential payments pursuant to the contingent value rights are considered variable consideration and fully constrained at the time of the sale and again at March 31, 2026, as it was determined that it was not probable that the variable consideration related to the contingent milestone payments and contingent value right payments will be received. The contingent milestone and contingent value right payments will be recognized if and when it becomes probable that the underlying milestones or events will be achieved and payments will be received. The Company transferred control of the nonfinancial asset group in October 2025 and recognized a gain of $3.5 million in the consolidated statements of operations related to the sale of dismutase mimetics assets and a gain of $151.0 million related to the extinguishment of the royalty purchase liability.

In connection with acquiring these assets, the Company assigned and Biossil assumed all of the Company’s rights and obligations under the Royalty Agreement with Blackstone (see Note 7).

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

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$5,401	$—	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (included in cash equivalents)	$6,265	$—	$—

There were no changes in valuation techniques during the three months ended March 31, 2026. The Company’s short-term investment instruments classified using Level 1 inputs within the fair value hierarchy are classified as such because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The initial fair value of the pre-funded warrants was based on the closing price of the private placement that occurred in December 2024. Each subsequent reporting period prior to their reclassification to equity, the warrants were marked-to-market based on the period-end closing price of the Company's common stock. The change in fair value of the warrant liabilities for the quarter ended March 31, 2025 was as follows (amounts in thousands):

Balance at December 31, 2024	$1,055
Additions	—
Change in fair value	(294)
Reclassification to equity	(761)
Balance at March 31, 2025	$—

5.
Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of (amounts in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$357	$490
Other prepaid expenses and other current assets	206	230
	$563	$720

6.
Accrued expenses

Accrued expenses consist of (amounts in thousands):

	March 31,	December 31,
	2026	2025
Compensation and related benefits	$218	$20
Research and development expenses	—	20
Late filing penalty	144	115
Professional fees and other expenses	80	225
	$442	$380

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.
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

The Company suspended recognizing interest expense on the royalty purchase liability after October 2023, as the result of the uncertainty of any future royalties following its decision to discontinue the rucosopasem GRECO trials and that it was not feasible with its current resources for the Company to conduct another Phase 3 trial of avasopasem. Accordingly, no interest was recognized during the three months ended March 31, 2026 and 2025.

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

8.
Leases

In January 2025, the Company entered into an operating lease agreement for office space in Malvern, Pennsylvania. The lease commencement date was February 1, 2025, and the lease term was 12 months, after which it continues on a month-to-month basis, with 90 days' notice required for cancellation.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (ROU) assets have been recognized as well as short-term leases. The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2026	2025
Operating lease costs
Operating lease rental expense	$4	$3
Total operating lease expense	$4	$3

Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4	$3

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.
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

10.
Share-based compensation

Equity Incentive Plan

In November 2012, the Company adopted the Galera Therapeutics, Inc. Equity Incentive Plan (the Prior Plan). The Prior Plan provided for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, and stock appreciation rights. In connection with the adoption of the 2019 Plan (as defined below), the Company ceased issuing awards under the Prior Plan. As a result, no shares remain available for issuance under the Prior Plan; however, the Prior Plan continues to govern awards that are outstanding under it. The total number of shares subject to outstanding awards under the Prior Plan as of March 31, 2026 was 572,458.

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

The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2019 Plan was 1,948,970 shares of common stock plus the number of shares subject to awards outstanding under the Prior Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors. As of March 31, 2026, there were 5,888,150 shares available for future issuance under the 2019 Plan, including 3,018,496 shares added pursuant to this provision effective January 1, 2026. The maximum number of shares of common stock that may be issued under the 2019 Plan upon the exercise of incentive stock options is 14,130,029.

In November 2019, the Company’s board of directors adopted and the Company’s stockholders approved the Galera Therapeutics, Inc. 2019 Employee Stock Purchase Plan (the ESPP). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the ESPP was 243,621 shares of common stock. In addition, the number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2020 and ending on and including January 1, 2029 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors, provided that not more than 3,288,886 shares of common stock may be issued under the ESPP. As of March 31, 2026, there were 3,344,353 shares available for issuance under the ESPP, including 754,624 shares added pursuant to this provision effective January 1, 2026.

2023 Employment Inducement Award Plan

On April 28, 2023, the Board of Directors adopted the Galera Therapeutics, Inc. 2023 Employment Inducement Award Plan (Inducement Plan), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (Rule 5635(c)(4)). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In accordance with Rule 5635(c)(4), awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company, or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with the Company. A total of 1,500,000 shares of common stock was reserved for issuance under the Inducement Plan. Any shares subject to awards previously granted under the Inducement Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited, in a manner that results in the Company (i) acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the participant for such shares or (ii) not issuing any shares covered by the award, the unused shares covered by such awards will again be available for award grants under the Inducement Plan. As of March 31, 2026, there were 1,500,000 shares available for issuance under the Inducement Plan.

Share-based Compensation

Share-based compensation expense was as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$—	$15
General and administrative	78	122
	$78	$137

The following table summarizes the activity related to stock option grants for the three months ended March 31, 2026:

	Shares	Weighted average exercise price per share	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2026	10,969,734	$1.27	8.2
Granted	—	—
Forfeited/Expired	(370,675)	2.43
Outstanding at March 31, 2026	10,599,059	$1.23	8.2
Vested and exercisable at March 31, 2026	3,878,171	$3.28	6.9
Vested and expected to vest at March 31, 2026	10,599,059	$1.23	8.2

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company’s stock option awards vest based on the terms in the governing agreements and generally vest over four years and have a term of 10 years.

As of March 31, 2026, the unrecognized compensation cost was $0.3 million and will be recognized over an estimated weighted-average remaining amortization period of 1.8 years. The aggregate intrinsic value of options outstanding and of options exercisable as of March 31, 2026 were $0.2 million and less than $0.1 million, respectively. Options granted during the three months ended March 31, 2025 had weighted-average grant-date fair values of $0.03 per share. There were no options granted during the three months ended March 31, 2026.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options granted during the three months ended March 31, 2025 was determined using the methods and assumptions discussed below.

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
•
The Company’s board of directors has determined the per share value of the Company’s common stock based on the closing price as reported by the OTCQB Market on the date of the grant.

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2025 using the Black-Scholes option-pricing model using the following weighted-average assumptions. There were no options granted during the three months ended March 31, 2026.

Three months ended March 31,
2025
Expected term (in years)	5.7
Expected stock price volatility	96.6%
Risk-free interest rate	4.26%
Expected dividend yield	0%

11.
Related party transactions

IntellectMap Advisory Services

IntellectMap provides information technology advisory services to the Company. The chief executive officer of IntellectMap is the brother of the Company’s chief executive officer. Fees incurred by the Company with respect to IntellectMap during the three months ended March 31, 2026 and 2025 were $43,000 and $30,000, respectively.

Friedman Independent Contractor Agreement

In March 2025 the Company entered into an Independent Contractor Agreement with Michael Friedman (the Contractor Agreement) to provide corporate and business development services, with an effective date of January 1, 2025. Fees incurred by the

GALERA THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Company with respect to Mr. Friedman during the three months ended March 31, 2026 and 2025 were $30,000 in each quarter. Mr. Friedman serves on the Company's board of directors.

12.
Subsequent events

On April 7, 2026, the Company converted 76,479.175 shares of its Series B into 76,479,164 shares of its common stock, par value $0.001 per share, pursuant to and in accordance with the Certificate of Designation of Preferences, Rights and Limitations of the Series B, as amended (the Certificate of Designation). No fractional shares of common stock were issued in connection with the partial mandatory conversion; in lieu of any fractional shares, the Company will pay each holder an amount in cash equal to the trading value of such fractional shares as of the close of business on the date of the conversion in accordance with the Certificate of Designation. Following the conversion, 42,839.11 shares of Series B remain issued and outstanding.

On April 8, 2026, certain affiliates of Ikarian exercised a portion of their pre-funded warrants to purchase an aggregate of 8,488,229 shares of common stock at an exercise price of $0.001 per share, and the related aggregate exercise price of approximately $8,488.23 was paid to the Company. Following the exercise, pre-funded warrants to purchase an additional 14,552,811 shares of common stock remain outstanding.

On April 14, 2026, the Company entered into the Merger Agreement with Obsidian and three newly formed companies – Parent, a subsidiary of Galera, and Onyx MergerSub, Inc. and Gazelle Merger Subsidiary, Inc., wholly-owned subsidiaries of Parent – which were incorporated in Delaware on April 10, 2026. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Galera will be merged with and into Gazelle Merger Subsidiary, with Galera surviving as a wholly-owned subsidiary of Parent, and Obsidian will be merged with and into Obsidian Merger-Sub, with Obsidian surviving as a wholly-owned subsidiary of Parent. These mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Assuming that the Obsidian Merger is closed, the pre-merger equityholders of Obsidian will own approximately 53.2% and the pre-merger equityholders of Galera will own approximately 1.8% of the combined company. A PIPE financing will be closed concurrently with the Obsidian Merger for approximately $350.0 million, and the PIPE investors will own approximately 45.0% of the combined company. The percentage owned by Galera equityholders is based on a valuation of $13.8 million, including an assumption of net cash at closing of $1.8 million; for every $200,000 decrease in the Company’s net cash at closing the percentage owned by Galera equityholders will decrease approximately 2.5 basis points. Net cash as defined in the Merger Agreement can be a negative number and the amount of the adjustment is not capped.

Furthermore, each holder of Galera common stock of record as of immediately prior to the consummation of the PIPE will be entitled to (i) one CVR for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Parent or its affiliates from the development, commercialization, licensing, sale or other disposition of Galera’s product candidate, tilarginine, or related intellectual property during the five years following the closing of the Obsidian Merger and (ii) one CVR for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Parent or its affiliates from the divestiture effected by the Asset Purchase and Sale Agreement with Biossil during the ten years following the closing of the Obsidian Merger.

To effect the Obsidian Merger, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) on April 22, 2026, which is subject to SEC review and comments before becoming effective. The Obsidian Merger will close after approval by the shareholders of Galera and Obsidian, the S-4 becomes effective, and certain other conditions, as specified in the Merger Agreement, are satisfied.

At the Company’s Combined 2025 and 2026 Annual Meeting of Stockholders held on May 8, 2026, holders of a majority of the shares of the Company’s common stock approved an increase in the number of shares of authorized common stock from 200 million to 400 million. An amendment to the Company’s Restated Certificate of Incorporation reflecting the increase in authorized common stock was filed on May 11, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 19, 2026 (the 2025 Form 10-K), and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by these forward-looking statements.

Overview

We (Galera, or the Company) are a biopharmaceutical company that historically was focused on developing a portfolio of small molecule superoxide dismutase (SOD) mimetics to improve radiotherapy in cancer, primarily by reducing one of the most common side effects of radiotherapy, severe oral mucositis (SOM). In October 2025 we sold our assets related to avasopasem and rucosopasem and all other dismutase mimetics assets to Biossil, Inc. (Biossil), a privately-held company based in Toronto, Canada. In connection with selling these assets, we assigned and Biossil assumed all rights and obligations under the Royalty Agreement with Blackstone Life Sciences (Blackstone), as described below. We received consideration from Biossil in the form of an upfront payment of $3.5 million and are eligible to receive further payments upon the achievement of future regulatory and commercial milestones and received contingent value rights of up to $105.0 million in the aggregate.

On December 30, 2024, we completed the acquisition of Nova Pharmaceuticals, Inc., a privately-held biotechnology company advancing a pan-inhibitor of nitric oxide synthase (NOS). Nitric oxide (NO) plays a critical role in the tumor microenvironment (TME), in the initiation, progression and metastasis of many cancers and in the immune responses to cancer. Specifically, NOS has been shown to be over-expressed in TNBC and especially in the rare subset of triple-negative breast cancer (TNBC) known as metaplastic breast cancer (MpBC) that today has no effective or regulatory approved therapy. Initial clinical data with our pan-NOS inhibitor in these patients, when combined with a taxane, have been promising. With that acquisition, we have shifted our strategic focus to developing a product candidate to treat certain types of advanced breast cancer, including MpBC and other refractory subsets of TNBC. In support of the acquisition, a syndicate of investors led by Ikarian Capital invested $2.9 million to purchase Galera common stock and pre-funded warrants. The Company continues as Galera Therapeutics, Inc., and our common stock is listed on the Over-The-Counter Quote Bulletin Board – Venture Market (OTCQB:GRTX).

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

In April 2026 the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Obsidian Therapeutics, Inc. (Obsidian), a privately-held company based in Cambridge, Massachusetts. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Galera will be merged with and into a merger subsidiary of a newly formed parent company, Gazelle Parent, Inc. (Parent), with Galera surviving as a wholly owned subsidiary of Parent, and Obsidian will be merged with and into a separate merger subsidiary of Parent, with Obsidian surviving as a wholly owned subsidiary of Parent. Upon completion of the transaction, the combined company is expected to operate under the name Obsidian Therapeutics, Inc. and focus primarily on advancing Obsidian’s pipeline of engineered tumor infiltrating lymphocyte (TIL) cell therapies for the treatment of patients with solid tumors, including its lead product candidate, OBX-115, while continuing to support Galera’s pipeline. Closing of the planned merger (the Obsidian Merger) is subject to certain closing conditions, including, among others, approval by the stockholders of each company, the effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission (the SEC) to register the securities to be issued in connection with the Obsidian Merger and the satisfaction of other customary closing conditions. For more information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026.

Also in April 2026, Galera entered into a securities purchase agreement with certain investors, pursuant to which Galera has agreed to sell, and such investors have agreed to purchase, shares of Galera’s Series C Non-Voting Convertible Preferred Stock,

$0.001 par value, for an aggregate purchase price of approximately $350.0 million (less any proceeds received by Obsidian in connection with certain interim permitted financings), prior to the closing of the Obsidian Merger.

The percentage of the combined company that pre-closing Galera security holders will own as of the closing of the Obsidian Merger is subject to adjustment based on the valuation of Galera immediately prior to the closing. Furthermore, each holder of Galera common stock of record as of immediately prior to the consummation of the concurrent financing will be entitled to (i) one contingent value right (CVR) for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Parent or its affiliates from the development, commercialization, licensing, sale or other disposition of Galera’s product candidate, tilarginine, or related intellectual property during the five years following the closing of the Obsidian Merger and (ii) one CVR for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Parent or its affiliates from the Asset Purchase and Sale Agreement with Biossil during the ten years following the closing of the Obsidian Merger.

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

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful resumption of development and eventual commercialization of one or more of our current or future product candidates. We may never succeed in these activities, and we expect to continue to incur losses for the foreseeable future. We had net income of $149.0 million for the year ended December 31, 2025, primarily resulting from a $151.0 million non-cash gain from the derecognition of the royalty purchase liability on our consolidated balance sheet, as the result of the assumption by Biossil of our obligations under the Royalty Agreement with Blackstone. Our net loss was $19.0 million for the year ended December 31, 2024. As of March 31, 2026, we had $5.5 million in cash and cash equivalents and an accumulated deficit of $308.9 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our anticipated operating expenses involve significant risks and uncertainties and are dependent on our current assessment of the extent and costs of activities required to advance our product candidate. We have incurred significant expenses in connection with the planned Obsidian Merger, including expenses for the Merger Agreement and the registration statement on Form S-4. We expect our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern after such time. For the avoidance of doubt, this estimate is based on our operating plan as of March 31, 2026 and does not assume completion of the Obsidian Merger, the concurrent Private Investment in Public Equity (PIPE) financing or any other future financing.

Our ability to continue operations is dependent on consummating the Obsidian Merger and the concurrent PIPE financing on a timely basis. If the Obsidian Merger is not completed, we may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the 2025 Form 10-K and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026 there were no material changes to our critical accounting policies from those discussed in the 2025 Form 10-K.

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

The following table summarizes our research and development expenses by program for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Avasopasem manganese	$—	$18
Rucosopasem manganese	—	8
Other research and development expense	15	48
Personnel related and share-based compensation expense	—	19
	$15	$93

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2025, we had federal and state tax net operating loss carryforwards (NOLs) of $157.8 million and $12.6 million, respectively, which will begin to expire in 2044 unless previously utilized. In connection with the Section 382 study performed in 2025, the federal research and development tax credit carryforwards have been written off.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$15	$93	$(78)
General and administrative	1,640	1,870	(230)
Loss from operations	(1,655)	(1,963)	308
Other income:
Interest income	49	77	(28)
Change in fair value of warrant liability	—	294	(294)
Net loss	$(1,606)	$(1,592)	$(14)

Research and Development Expense

Research and development expense decreased by $78,000 from $93,000 for the three months ended March 31, 2025 to $15,000 for the three months ended March 31, 2026. Research and development expenses decreased following the sale of the dismutase mimetics assets to Biossil in October 2025.

General and Administrative Expense

General and administrative expense decreased by $0.3 million from $1.9 million for the three months ended March 31, 2025 to $1.6 million for the three months ended March 31, 2026. The decrease was primarily due to lower legal and professional fees during the three months ended March 31, 2026.

Interest Income

Interest income decreased from $77,000 for the three months ended March 31, 2025 to $49,000 for the three months ended March 31, 2026, due to the reduction in investable cash and securities and reduced interest rates.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2025, we recognized a $0.3 million change in the fair value of the warrant liability. This adjustment was recorded prior to the reclassification of the liability-classified warrants to equity.

Liquidity and Capital Resources

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our product candidate, which will not be for many years, if ever. Through March 31, 2026, we have funded our operations primarily through the sale and issuance of equity, $117.5 million of proceeds received under the Royalty Agreement with Blackstone Life Sciences, and $3.5 million from the sale to Biossil, receiving aggregate gross proceeds of $383.4 million.

As of March 31, 2026, we had $5.5 million in cash and cash equivalents and an accumulated deficit of $308.9 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. We expect our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, but not for more than one year from the date of the filing of this Quarterly Report on Form 10-Q. As a result, there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Quarterly Report on Form 10-Q. For the avoidance of doubt, this estimate is based on our operating plan as of March 31, 2026 and does not assume completion of the Obsidian Merger, the concurrent PIPE financing or any other future financing.

For more information, see the discussion under the heading “Liquidity” in Note 1 to our unaudited interim consolidated financial statements.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(875)	$(2,238)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	635
Net decrease in cash and cash equivalents	$(875)	$(1,603)

Operating Activities

During the three months ended March 31, 2026, we used $0.9 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $1.6 million, partially offset by $0.7 million from other changes in operating assets and liabilities and non-cash share based compensation expense. The primary use of cash was to fund our operations.

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

Funding Requirements

We expect our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, but not for more than one year after the date of the filing of this Quarterly Report on Form 10-Q. As a result there is substantial doubt about our ability to continue as a going concern through the 12 months from the date of the filing of this Quarterly Report on Form 10-Q. Our ability to continue operations is dependent on consummating the Obsidian Merger and the related PIPE financing on a timely basis. If the Obsidian Merger is not completed, we may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution.

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

Key Agreements

Asset Purchase Agreement with Biossil

On October 15, 2025, the Company and Biossil entered into an Asset Purchase and Sale Agreement, as amended (the Purchase Agreement), whereby Biossil agreed to acquire all of the Company’s right, title and interest in and to its assets related to avasopasem (GC4419) and rucosopasem (GC4711) and all other dismutase mimetic assets (the Assets).

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

As additional consideration for the License, Nova made an initial issuance of shares of Nova common stock to Houston Methodist, and subsequently issued additional shares such that Houston Methodist maintained an agreed percentage of Nova outstanding shares. On December 30, 2024, the Houston Methodist shares in Nova were exchanged for approximately 7,323 shares of the Company’s Series B Preferred Stock. Refer to Note 9 to our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

Unless earlier terminated, the License expires on the later of January 31, 2044, or the end of the patent term for the last licensed patent to expire, after which the license continues on a nonexclusive, royalty-free basis.

Agreement and Plan of Merger with Obsidian Therapeutics, Inc.

On April 14, 2026, we entered into the Merger Agreement with Obsidian and certain newly formed subsidiaries of the Company. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Galera will be merged with and into a merger subsidiary of Parent, with Galera surviving as a wholly owned subsidiary of Parent, and Obsidian will be merged with and into a separate merger subsidiary of Parent, with Obsidian surviving as a wholly owned subsidiary of Parent. The Merger Agreement includes customary representations, warranties and covenants by the parties and provides for customary closing conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of both companies. The Merger Agreement also provides for certain termination rights for each of Galera and Obsidian and, in specified circumstances, may require the payment of a termination fee.

Also, in April 2026 we entered into a securities purchase agreement with certain investors, pursuant to which Galera has agreed to sell, and such investors have agreed to purchase, shares of Galera’s Series C Non-Voting Convertible Preferred Stock, $0.001 par value, for an aggregate purchase price of approximately $350.0 million (less any proceeds received by Obsidian in connection with certain interim permitted financings), prior to the closing of the Obsidian Merger. The closing of this concurrent financing is conditioned upon the satisfaction or waiver of each of the conditions to the closing of the Obsidian Merger, other than those conditions which, by their nature, are to be satisfied at the closing of the transactions contemplated by the Merger Agreement, as well as certain other conditions.

The percentage of the combined company that pre-closing Galera security holders will own as of the closing of the Obsidian Merger is subject to adjustment based on the valuation of Galera immediately prior to the closing. Furthermore, each holder of Galera common stock of record as of immediately prior to the consummation of the PIPE financing will be entitled to (i) one contingent value right (CVR) for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 80% of any potential future net proceeds received by Parent or its affiliates from the development, commercialization, licensing, sale or other disposition of Galera’s product candidate, tilarginine, or related intellectual property during the five years following the closing of the Obsidian Merger and (ii) one CVR for each share of Galera common stock held by such holder, representing the right to receive a pro rata portion of 95% of any potential future net proceeds received by Parent or its affiliates from the Asset Purchase and Sale Agreement with Biossil during the ten years following the closing of the Obsidian Merger.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our 2025 10-K. Other than as described below, there have been no material changes to the risk factors described in that report. The occurrence of any of the events or developments described in our Risk Factors could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The Obsidian Merger may not be completed on the currently contemplated terms or within the expected timeframe, or at all, which could adversely affect our business, financial condition and results of operations.

The Obsidian Merger is subject to a number of conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of Galera and Obsidian. We have incurred, and expect to continue to incur, significant costs in connection with the merger, including legal, accounting, financial advisor, and other professional fees, and these costs may be higher than we currently anticipate. The merger process has also, and may continue to, divert management’s attention and resources from ongoing operations, and could make it more difficult to attract and retain employees, enter into contracts on favorable terms, or maintain relationships with business relations. If the Obsidian Merger is not completed, we may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution. There can be no assurance that any alternative transaction or strategy will be available on acceptable terms, or at all.

If the Obsidian Merger is not completed, we may decide to pursue a liquidation and dissolution of Galera. In such an event and in light of our current capital resource constraints, it is unlikely that substantial resources would be available for distributions to our stockholders.

Although we have entered into the Merger Agreement, the closing may be delayed or may not occur at all. If for any reason the Obsidian Merger is not completed, the we may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of various assets. Any of these alternatives would be costly and time-consuming and would require that we obtain additional near-term funding. We expect that it would be difficult to secure such funding in a timely manner, on favorable terms or at all.

If the Obsidian Merger is not completed, we may decide that it is in the best interests of our stockholders to dissolve the Company and liquidate its assets. In that event, the amount of cash, if any, available for distribution to Galera’s stockholders would depend on the timing of such decision and the timing of such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and incur fees and expenses related to the Obsidian Merger. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of Galera, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of the Company. If a liquidation and dissolution were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, in such a circumstance and in light of our current capital resources, it is highly unlikely that substantial resources, if any, would be available for distributions to our stockholders. Our stockholders would likely lose all or a significant portion of their investment.

The PIPE financing to be completed concurrently with the Obsidian Merger may not be completed on the currently contemplated terms or at all, and, even if completed, may result in significant dilution and other adverse effects.

The expected PIPE financing is subject to a number of conditions and may be impacted by market, industry, regulatory, and other factors that are outside of our control. If the PIPE financing is not completed, the Obsidian Merger may be delayed or may not be completed, and we may need to seek alternative financing or strategic alternatives, which may not be available on acceptable terms, if at all. In addition, if the PIPE financing is completed, the issuance of a substantial number of shares (and related registration rights) could dilute existing stockholders and could adversely affect the market price of our common stock.

Even if the Obsidian Merger is completed, the combined company may incur losses for the foreseeable future and might never achieve profitability.

Even if the Obsidian Merger is completed, the combined company may never become profitable, even if the combined company is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined company will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial increased operating losses for at least the next several years. Even if the combined company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements and policies

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

Exhibit Number	Description	Form	Exhibit	Filing Date
10.1*#	Letter Agreement, dated as of February 6, 2026, by and between the Company and Joel Sussman.
10.2*	Third Amendment to Asset Purchase and Sale Agreement, dated as of February 26, 2026, by and between the Company and Biossil Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Galera Therapeutics, Inc.

Date: May 14, 2026	By:	/s/ J. Mel Sorensen, M.D.
J. Mel Sorensen, M.D.
Chief Executive Officer and President

Date: May 14, 2026	By:	/s/ Joel Sussman
Joel Sussman
Chief Accounting Officer
(principal financial officer and principal accounting officer)